Form 10-Q
period 1997-06-30
VESTCOM INTERNATIONAL INC
filed 1997-08-21
CIK 1034941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________.

        Commission file number:  333-23519

                           VESTCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                           22-2476114
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                            1100 Valley Brook Avenue
                           Lyndhurst, New Jersey 07071
           (Address of principal executive office, including zip code)

                                  201-935-7666
              (Registrant's telephone number, including area code)


________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [ ] No [X]


The number of shares of common stock outstanding as of August 5, 1997, was 8,349,291 shares.

                                  INDEX TO 10-Q


Part I:  Financial Information                                          Page(s)

Item 1:  Financial Statements

Vestcom International, Inc.:
    Condensed Balance Sheets - As of December 31, 1996
      and June 30, 1997 (unaudited)                                        4
    Condensed Statements of Operations - For the Three Months Ended
      June 30, 1997 (unaudited) and the Six Months
      Ended June 30, 1997 (unaudited)                                      5
    Condensed Statements of Cash Flows - For the Six Months Ended
     June 30, 1997 (unaudited)                                             6
    Notes to Condensed Financial Statements (unaudited)                  7-11

Comvestrix Corp.:
    Condensed Balance Sheets - As of December 31, 1996 and
     June 30, 1997 (unaudited)                                            12
    Condensed Statements of Income - For the Three Months
     Ended June 30, 1996 (unaudited) and 1997 (unaudited)
     and the Six Months Ended June 30, 1996 (unaudited)
          and 1997 (unaudited)                                            13
    Condensed Statements of Cash Flows - For the Six
         Months Ended June 30, 1996 (unaudited) and
         1997 (unaudited)                                                 14
    Notes to Condensed Financial Statements (unaudited)                   15

Morris County Direct Mail Services, Inc. and related companies:
    Condensed Combined Balance Sheets - As of December 31, 1996
        and June 30, 1997 (unaudited)                                     16
    Condensed Combined Statements of Income - For the Three
        Months Ended June 30, 1996 (unaudited) and 1997
         (unaudited) and the Six Months Ended June 30, 1996
         (unaudited) and 1997 (unaudited)                                 17
    Condensed Combined Statements of Cash Flows - For the Six
          Months Ended June 30, 1996 (unaudited) and
          1997 (unaudited)                                                18
    Notes to Condensed Combined Financial Statements (unaudited)          19

Image Printing Services, Inc.:
    Condensed Balance Sheets - As of December 31, 1996
          and June 30, 1997 (unaudited)                                   20
    Condensed Statements of Income - For the Three Months Ended
          June 30, 1996 (unaudited) and 1997 (unaudited) and the
          Six Months Ended June 30, 1996 (unaudited) and 1997
         (unaudited)                                                      21
    Condensed Statements of Cash Flows - For the Six
          Months Ended June 30, 1996 (unaudited)
          and 1997 (unaudited)                                            22
    Notes to Condensed Financial Statements (unaudited)                   23

Electronic Imaging Services, Inc.:
    Condensed Balance Sheets - As of December 31, 1996 and
          June 30, 1997 (unaudited)                                       24
    Condensed Statements of Operations - For the Three
          Months Ended June 30, 1996 (unaudited)
          and 1997 (unaudited) the Six Months Ended
          June 30, 1996 (unaudited) and 1997
         (unaudited)                                                      25
    Condensed Statements of Cash Flows - For the Six
          Months Ended June 30, 1996 (unaudited)
          and 1997 (unaudited)                                            26
    Notes to Condensed Financial Statements (unaudited)                   27

Computer Output Systems, Inc.:
    Condensed Balance Sheets - As of December 31, 1996 and
          June 30, 1997 (unaudited)                                       28

    Condensed Statements of Income - For the Three Months
          Ended June 30, 1996 (unaudited) and 1997
               (unaudited) and the Six Months Ended
          June 30, 1996 (unaudited) and 1997
         (unaudited)                                                      29
    Condensed Statements of Cash Flows - For the Six Months
          Ended June 30, 1996 (unaudited)
         and 1997 (unaudited)                                             30
    Notes to Condensed Financial Statements (unaudited)                   31

Lirpaco Inc. and Subsidiary:
    Condensed Consolidated Balance Sheets - As of
          December 31, 1996 and June 30, 1997
         (unaudited)                                                      32
    Condensed Consolidated Statements of Income - For the
          Three Months Ended June 30, 1996
          (unaudited) and 1997 (unaudited)
          and the Six Months Ended June 30, 1996
          (unaudited) and 1997 (unaudited)                                33
    Condensed Consolidated Statements of Cash Flows - For the
           Six Months Ended June 30, 1996
          (unaudited) and 1997 (unaudited)                                34
    Notes to Condensed Consolidated Financial
          Statements (unaudited)                                          35


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction                                                             36

Comvestrix Corp.                                                         37

Morris County Direct Mail Services, Inc. and related companies           38

Image Printing Systems, Inc.                                             39

Electronic Imaging Services, Inc.                                        40
Computer Output Systems, Inc.                                            41

COS Information                                                          42


Part II:  Other Information

Item 6. Exhibits and Reports on Form 8-K                                 43

    Signatures                                                           43


                           VESTCOM INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1997


                                                                                                             Pro Forma
                                                              December 31, 1996       June 30, 1997        June 30, 1997
                                                                                       (unaudited)           (unaudited)

                                                              ASSETS

CASH AND CASH EQUIVALENTS                                $    1,344,758          $       238,376           $       238,376

PROPERTY AND EQUIPMENT, net                                      -                        16,560                    16,560
DEFERRED OFFERING COSTS                                         392,664                2,149,194                 2,149,194
                                                                -------                ---------                 ---------

                  Total assets                           $    1,737,422          $     2,404,130            $    2,404,130
                                                         ==============          ===============            ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
         Notes payable to related parties                $    1,292,732          $    1,292,732             $    1,292,732
         Pro forma cash due to Founding Companies                -                        -                     18,432,403
         Other liabilities                                      320,230               1,092,363                  1,092,363
                                                                -------               ---------                  ---------

                  Total liabilities                           1,612,962               2,385,095                 20,817,498

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
         Common stock                                         5,481,501               5,481,501                  5,481,501
         Pro forma distributions to Founding Companies           -                       -                     (18,432,403)
         Subscriptions receivable                              (279,082)                 -                         -
         Accumulated deficit                                 (5,077,959)             (5,462,466)                (5,462,466)
                                                             ----------              ----------                 ----------

               Total stockholders' equity                       124,460                  19,035                (18,413,368)
                                                                -------                  ------                -----------

               Total liabilities and stockholders' equity  $  1,737,422          $    2,404,130             $    2,404,130
                                                           ============          ==============             ==============




            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.


                                                   VESTCOM INTERNATIONAL, INC.

                                                CONDENSED STATEMENTS OF OPERATIONS
                                             For the Three Months Ended June 30, 1997
                                              and the Six Months Ended June 30, 1997


                                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                                                1997                                1997
                                                                                (unaudited)                     (unaudited)

REVENUES                                                                       $     -                              $     -
COST OF REVENUES                                                                     -                                    -
                                                                                --------                             --------
Gross profit                                                                         -                                    -

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                     342,794                                346,691
                                                                                 -------                                -------
         Loss from operations                                                   (342,794)                              (346,691)

OTHER INCOME (EXPENSE)
    Interest expense                                                             (27,881)                               (54,694)
    Interest and other income                                                      5,018                                 16,878
                                                                                   =====                                 ======
         Net loss                                                              $(365,657)                           $  (384,507)
                                                                               =========                            ===========

Earnings per share - Primary                                                   $    0.09                            $      0.10
                                                                               =========                            ===========
Earnings per share - Diluted                                                   $    0.09                            $      0.10
                                                                               =========                            ===========

Weighted average shares used in computing
    primary and diluted losses per share                                       3,921,791                              3,921,791
                                                                               =========                              =========












            The accompanying notes to condensed financial statements
                  are an integral part of these statements.


                           VESTCOM INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     For The Six Months Ended June 30, 1997


                                                                                     1997
                                                                                     ----
                                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $  (384,507)
    Adjustments to reconcile net income to
          net cash used in operating activities-
         Depreciation and amortization                                                   878
         Changes in operating assets (increase) decrease in-
                  Deferred offering costs                                         (1,756,530)
         Changes in operating liabilities increase (decrease) in-
                  Accrued expenses                                                   772,133
                                                                                     -------

                           Net cash used in operating activities                  (1,368,026)
                                                                                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                            (17,438)
                                                                                     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of subscriptions receivable                                           279,082
                                                                                     -------

                           Net cash provided by financing activities                 279,082
                                                                                     -------

                           Net decrease in cash and cash equivalents             (1,106,382)

CASH AND CASH EQUIVALENTS, beginning of period                                     1,344,758
                                                                                   ---------

CASH AND CASH EQUIVALENTS, end of period                                         $   238,376
                                                                                 ===========



     The accompanying notes to condensed financial statements
                  are an integral part of these statements.

                           VESTCOM INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     The pro forma balance sheet as of June 30, 1997, reflects a distribution of the cash consideration of $18,432,403 to be received by the Founding Company stockholders in connection with the Acquisitions as defined in Footnote 2. The cash consideration of $18,432,403 is to be funded from the proceeds of the Company's initial public offering ("Offering"). (See Footnote 11.)

(2)  NATURE OF BUSINESS

     Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), was formed in September 1996 to create an international provider of computer output and document management services. The Company's primary strategy is to consolidate similar and complementary companies in the highly fragmented computer output and document management services industry through acquisition.

     Vestcom intends to acquire seven companies (the "Acquisitions"), complete an initial public offering (the "Offering") of its common stock (taken together "the Consolidation") and, subsequent to the Consolidation, intends to continue to acquire, through merger or purchase, similar companies to expand its operations. In March 1997, Vestcom filed a registration statement on Form S-1 for the initial public offering of its common stock. The Offering and the Acquisitions were consummated on August 4, 1997.

     Vestcom's primary assets at June 30, 1997, are cash, and deferred offering costs. Vestcom has not conducted any operations, and all activities to date have related to the Acquisitions and the Offering. Cash was generated from related parties for the initial capitalization of the Company. There is no assurance that Vestcom will be able to generate future operating revenues. (See Footnote 11.)

(3)  MERGER AGREEMENT

     The Founding  Companies  are  Comvestrix  Corp.,  Morris County Direct Mail
     Services, Inc. and related companies, Computer Output Systems, Inc., Electronic Imaging Services, Inc., Image Printing Systems Inc., Lirpaco Inc. and Subsidiary and Mystic Graphic Systems, Inc. The aggregate consideration that will be paid by Vestcom to acquire the Founding Companies is, subject to working capital adjustments and earnouts, approximately $18.4 million in cash and 2,852,111 shares Vestcom common stock.

                           VESTCOM INTERNATIONAL, INC.

                                   (unaudited)

(4) CREDIT FACILITY

     In March 1997, the Company received a commitment letter from a bank providing for a $30 million bank credit facility to be used for acquisitions, working capital and other corporate purposes. (See Footnote 11.)

(5)  STOCK OPTION PLAN

     In March 1997, the Company approved the 1997 Equity Compensation Program (the "Stock Option Plan") which provides for the granting or awarding of stock options and stock appreciation rights to nonemployee directors, officers and other key employees and consultants (including officers of the Founding Companies). The number of shares authorized and reserved for issuance under the Plan is limited to the greater of 700,000 shares or 10 percent of the number of shares of common stock outstanding. In general, the terms of the option awards (including vesting schedules) will be established by the Company's Board of Directors or a Compensation Committee.

(6)  EMPLOYMENT AGREEMENTS

     Certain executives of the company have each entered into employment agreements with the Company. Mr. Cartun's will commence on the consummation of the Offering and the Acquisitions and Mr. McLaughlin's agreement commenced on March 1, 1997. Both agreements will continue for a term of three years following the consummation of the Offering. Pursuant to their respective agreements, Mr. Cartun will serve as President and Chief Executive Officer of the Company at an annual base salary of $200,000 and Mr. McLaughlin will serve as Executive Vice President of the Company at an annual base salary of $144,000. Mr. Goldman has entered into an at-will employment agreement with Vestcom, dated May 21, 1997, pursuant to which he will serve as Executive Vice President and Chief Financial Officer of the Company at an annual base salary of $180,000. Mr. Goldman's agreement provides that in the event of a Change in Control, if he does not receive sufficient prior notice of continued employment, he will be entitled to receive severance pay of $180,000, in 12 monthly installments. Mr. Goldman also has the right in the event of a Change in Control to terminate his employment, in which case he will be entitled to receive the $180,000 of severance pay. Mr. Goldman's agreement also contains certain non-competition covenants which will continue for one year following termination of employment. Upon consummation of the Offering, Mr. Goldman's agreement provides that he will be granted options to purchase 50,000 shares of Common Stock at an exercise price equal to the initial public offering price.

     Each of the employment agreements provides that, in the event of a termination of employment by the Company without cause, such employee will be entitled to receive from the Company an amount in cash equal to the employee's then current annual base salary for the remainder of the term.

(7) CAPITAL STOCK In March, 1997, the Company filed a restated Certificate of Incorporation, to eliminate the Preferred Stock and create a class of 10,000,000 shares of Undesignated Stock.

     In May and July 1997, Oppenheimer returned to Vestcom an aggregate of 225,512 shares of common stock.

(8)  NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic

                           VESTCOM INTERNATIONAL, INC.

                                   (unaudited)

     EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires retroactive restatements of all EPS data presented. The Company plans to adopt the statement on December 31, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have a material impact on its EPS calculations, and, if adopted currently, SFAS No. 128 would not have a material impact on the Company's reported EPS.

(9)  PREPAID  EXPENSES

     In connection with the filing of the  Registration  Statement  discussed in
     Note 2, the Company has recorded Deferred Offering Costs of approximately $2,149,194 as of June 30, 1997. Such amount, which represents fees of the Company's professionals and consultants in connection with the Offering, will be charged against equity upon successful completion of the Offering. (See Footnote 11.)

(10) COMMITMENTS  AND  CONTINGENCIES

     In May, 1997 the Company entered into an agreement with Oppenheimer & Co., Inc. ("Oppenheimer") pursuant to which the Company agreed to pay Oppenheimer an aggregate amount of up to $1.8 million for advisory services provided by Oppenheimer. Such amount is payable only upon the successful completion of the Consolidation. In addition, Vestcom has agreed to reimburse Oppenheimer for up to $75,000 of out-of-pocket expenses related to such services.

(11) SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.

     On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000.

     The following schedules reflect the financial position and Statements of Operations for Vestcom International, Inc., on a pro forma basis, assuming that the acquisitions were consummated on January 1 of the periods presented. The information is not necessarily indicative of the results the Company would have attained had these events actually then occurred or of the Company's future results.

Note (11) Continued


               VESTCOM INTERNATIONAL, INC. AND FOUNDING COMPANIES

                             PRO FORMA BALANCE SHEET
                               As of June 30, 1997
                                   (unaudited)


                                  Pro Forma For
                                   Offering
Current Assets:

   Cash and cash equivalents    $ 22,883,728
   Accounts receivable, net       11,837,752
   Due from related parties          196,428
   Postage receivable                656,374
   Notes receivable                   75,473
   Supplies inventory              1,929,557
   Prepaid postage                 1,325,592
   Prepaid expenses and other        914,947
                                  ----------
    Total current assets          39,819,851

   Property and Equipment, Net    19,045,784
   Goodwill                       44,030,717
   Other assets                      496,426
                                 -----------
       Total assets              103,392,778
                                 ===========

Current Liabilities:
   Short-term borrowings             -
   Current portion of long-term
     debt and capital lease        1,125,929
   Due to related parties            -
   Accounts payable and accrued
     expenses                      8,799,214
   Pro forma cash due Founding
     Companies                       -
   Postage advance                 2,858,279
   Deferred income taxes           1,854,512
   Other liabilities                 466,330
                                  ----------
     Total current liabilities    15,104,264

Long-Term Debt and Capital
  Lease Obligations                5,403,692
Pledged Stock                         -
Deferred Charges and Other
  Liabilities                      2,403,329
Deferred Income Taxes                218,158
                                  ----------
Total liabilities                 23,129,443

Stockholders' Equity:
   Common stock                   79,132,389
   Preferred stock                 2,651,867
   Additional paid-in capital         -
   Subscriptions receivable           -
   Retained earnings              (1,520,930)
                                  80,263,335
Less - treasury stock adjustments     -
Cumulative translation equity         -
                                  -----------
     Total stockholders' equity   80,263,335
                                  -----------

       Total liabilities and
         stockholders'
         equity                $ 103,392,778
                               ==============

Note (11) Continued


               VESTCOM INTERNATIONAL, INC. AND FOUNDING COMPANIES

                       PRO FORMA STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1996 and 1997
                                   (unaudited)


                                 Three Months          Three Months       Six Months        Six Months
                                 Ended June 30,        Ended June 30,     Ended June 30,   Ended June 30,
                                    1996                   1997              1996             1997

Revenues                        $ 16,125,082            $ 17,756,968     $32,318,506     $ 36,063,704
Cost of revenues                  10,447,584              11,343,792      20,855,581       22,868,649
                                  ----------              ----------     ---------         ----------
    Gross profit                   5,677,498               6,413,176      11,462,925       13,195,055
Selling, general and
   administrative expenses         3,962,811               4,178,420       7,623,110        8,254,725
Goodwill amortization                376,650                 364,554         753,301          729,108
                                   ---------               ---------     -----------        ---------
Income (loss) from operations      1,338,037               1,870,202       3,086,514        4,211,222
Other income (expense):
    Interest expense                  -                        -               -                -
    Interest and other income         68,392                  32,527          83,673           36,926
                                   ---------                --------         -------        ---------
Income before provision
     for income taxes              1,406,429               1,902,729       3,170,187        4,248,148
Provision for income taxes           713,231                 906,913       1,569,395        1,990,903
                                    --------               ---------       ---------        ---------
Net income                      $    693,198            $    995,816       1,600,792        2,257,245
                                ------------            ------------       ---------        ---------
Earnings per share                      0.08                    0.12            0.19             0.27
Weighted average shares used    ============            ============       =========        =========
  in computing pro forma net
  income per share               $ 8,349,291            $  8,349,291       8,349,291        8,349,291
                               =============            ============       =========        =========

                                                         COMVESTRIX CORP.

                                                     CONDENSED BALANCE SHEETS
                                            As of December 31, 1996 and June 30, 1997


                                                          December 31, 1996         June 30, 1997
                                                                                    (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $   106,610              $   107,562
    Accounts receivable, net                                4,135,168                4,152,270
    Other current assets                                    2,789,112                2,787,860
                                                            ---------                ---------

         Total current assets                               7,030,890                7,047,692

PROPERTY AND EQUIPMENT, net                                 4,385,047               10,035,927
OTHER ASSETS                                                  105,750                  199,412
                                                              -------                  -------

         Total assets                                     $11,521,687              $17,283,031
                                                          ===========              ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                 $1,900,000               $     -
    Current portion of debt                                  785,472                2,116,068
    Other current liabilities                              3,485,661                4,514,420
                                                           ---------                ---------

         Total current liabilities                         6,171,133                6,630,488

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                 682,611                5,117,304
DEFERRED EXPENSES                                            383,454                  613,565
                                                           ---------               ----------

         Total liabilities                                 7,237,198               12,361,357
                                                           ---------               ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock                                              7,500                     7,500
    Additional paid-in capital                              355,863                   355,863
    Subscriptions receivable                               (106,297)                  (93,335)
    Retained earnings                                     5,465,803                 6,090,026
                                                          ---------                 ---------
                                                          5,722,869                 6,360,054
    Less-Treasury stock                                  (1,438,380)               (1,438,380)
                                                         ----------                ----------

         Total stockholders' equity                       4,284,489                 4,921,674
                                                          ---------                 ---------

         Total liabilities and stockholders' equity   $  11,521,687             $  17,283,031
                                                      =============             =============




            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.

                                                         COMVESTRIX CORP.

                                                  CONDENSED STATEMENTS OF INCOME
                                        For the Three Months Ended June 30, 1996 and 1997
                                         and the Six Months Ended June 30, 1996 and 1997


                                         Three Months Ended June 30,        Six Months Ended June 30,
                                         1996           1997                    1996        1997
                                        (unaudited)  (unaudited)            (unaudited) (unaudited)

REVENUES                              $  5,303,329    $ 6,030,841         $ 10,763,261      $ 12,081,470
COST OF REVENUES                         3,018,490      3,312,804            6,064,119         6,523,858
                                         ---------      ---------            ---------         ---------
         Gross profit                    2,284,839      2,718,037            4,699,142         5,557,612

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                             1,773,488      1,934,668            3,597,474         3,989,104
                                         ---------      ---------            ---------         ---------
         Income from operations            511,351        783,369            1,101,668         1,568,508

OTHER INCOME (EXPENSE)
    Interest expense                       (40,644)      (176,397)             (72,542)         (336,585)
    Interest and other income               21,030         20,020               30,888            21,065
                                            ------         ------               ------            ------
         Income before provision
          for income taxes                 491,737        626,992            1,060,014         1,252,988

PROVISION FOR INCOME TAXES                  23,492         15,675               26,500            31,325
                                            ------         ------               ------            ------
         Net income                   $    468,245    $   611,317         $  1,033,514      $  1,221,663
                                      ============    ===========         ============      ============




            The accompanying notes to condensed financial statements
                  are an integral part of these statements.


                                COMVESTRIX CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1997


                                                       1996                        1997

                                                     (unaudited)                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $   1,033,514            $   1,221,663
    Adjustments to reconcile net
       income to net cash provided
       by operating activities-
         Depreciation and amortization                   535,850                  991,390
         Loss on sale of property                           -                       4,266
         Changes in operating assets
           (increase) decrease in -
                Accounts receivable                     (733,309)                 (17,102)
                Other current assets                    (339,951)                   1,252
                Other assets                                (453)                 (93,662)
         Changes in operating liabilities increase
          (decrease) in -
                   Other current liabilities           1,698,024                1,028,759
                   Deferred charges                       24,014                  230,111
                                                       ---------                ---------

               Net cash provided by
                    operating activities               2,217,689                3,366,677
                                                       ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment               (631,906)                (399,015)
    Proceeds from sale of equipment                         -                       2,700
                                                                                 --------

               Net cash used in investing activities    (631,906)                (396,315)
                                                        --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of subscriptions receivable                 5,980                   12,962
    Net payments on borrowings                          (964,944)              (2,384,932)
    Distributions to Stockholders                       (672,114)                (597,440)
                                                        --------                 --------

               Net cash used in financing activities  (1,631,078)              (2,969,410)
                                                      ----------               ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (45,295)                     952

CASH AND CASH EQUIVALENTS, beginning of period           150,832                  106,610
                                                         -------                  -------

CASH AND CASH EQUIVALENTS, end of period             $   105,537               $  107,562
                                                     ===========               ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligations                               -                  $6,250,221
                                                      ==========               ===========


     The accompanying notes to condensed financial statements
                  are an integral part of these statements.

                                COMVESTRIX CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In February 1997, the Company and its stockholders entered into a definitive agreement with Vestcom International, Inc. (Vestcom) pursuant to which the Company will merge with Vestcom. All outstanding shares of the Company will be exchanged for cash and shares of Vestcom's common stock concurrent with the consummation of the initial public offering of the common stock of Vestcom.

(2)  ACQUISITION OF EQUIPMENT

     Effective January 1, 1997, the Company entered into a capital lease on a portion of its production equipment. The term of the lease is for five years and the minimum monthly payments will be $129,838. In connection therewith the Company recorded a capital lease liability of $6,250,221.

(3)  SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.

     Subsequent to June 30, 1997, the Company made distributions to shareholders of $1,618,382.

         MORRIS COUNTY DIRECT MAIL SERVICES, INC. AND RELATED COMPANIES

                        CONDENSED COMBINED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1997


                                                                                 December 31, 1996                 June 30, 1997
                                                                                                                    (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $     572,714                  $     266,108
    Accounts receivable, net                                                            2,647,434                      3,183,239
    Other current assets                                                                  873,099                        927,493

         Total current assets                                                           4,093,247                      4,376,840

PROPERTY AND EQUIPMENT, net                                                             1,504,158                      1,560,404
GOODWILL                                                                                  396,184                        282,333
OTHER ASSETS                                                                              131,488                        181,651

         Total assets                                                               $   6,125,077                  $   6,401,228

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                           $     160,000                  $     150,000
    Current portion of long-term debt and capital lease obligations                       481,807                        612,740
    Other current liabilities                                                           3,004,922                      2,565,462

         Total current liabilities                                                      3,646,729                      3,328,202

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                              949,482                      1,311,745
DEFERRED EXPENSES                                                                          11,420                         69,889

         Total liabilities                                                              4,607,631                      4,709,836

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY                                                                       19,990                         19,990
    Common stock                                                                          182,768                        182,768
    Additional paid-in capital                                                          1,716,188                      1,890,134
    Retained earnings                                                                   1,918,946                      2,092,892

    Less-Treasury stock                                                                 (401,500)                       (401,500)

         Total stockholders' equity                                                    1,517,446                       1,691,392

         Total liabilities and stockholders' equity                                 $  6,125,077                    $  6,401,228




            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.

         MORRIS COUNTY DIRECT MAIL SERVICES, INC. AND RELATED COMPANIES

                     CONDENSED COMBINED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1996 and 1997
                 and the Six Months Ended June 30, 1996 and 1997


                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                             1996          1997                   1996         1997
                                                          (unaudited)  (unaudited)          (unaudited)   (unaudited)

REVENUES                                                  $  3,608,147  $  3,652,146        $  6,815,377    $  7,015,639
COST OF REVENUES                                             2,188,065     2,551,478           4,310,177       4,746,303
                                                             ---------     ---------           ---------       ---------
         Gross profit                                        1,420,082     1,100,668           2,505,200       2,269,336

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                 1,003,925       689,217           1,699,706       1,471,086
                                                             ---------       -------           ---------       ---------
         Income from operations                                416,157       411,451             805,494         798,250

OTHER INCOME (EXPENSE)
    Interest expense                                           (45,963)      (42,246)            (59,952)        (81,260)
    Interest and other income                                   33,325        (4,500)             38,439           4,705
                                                                ------        ------              ------           -----
         Income before provision for income taxes              403,519       364,705             783,981         721,695

PROVISION FOR INCOME TAXES                                        -            2,908              15,786          17,188
                                                              --------       -------             -------         -------
         Net income                                        $   403,519  $    361,797        $    768,195     $   704,507
                                                           ===========  ============        ============     ===========



            The accompanying notes to condensed financial statements
                  are an integral part of these statements.

         MORRIS COUNTY DIRECT MAIL SERVICES, INC. AND RELATED COMPANIES

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1997


                                                                                 1996                    1997
                                                                               (unaudited)           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  768,195            $ 704,507
    Adjustments to reconcile net income to net cash
       provided by operating activities-
         Depreciation and amortization                                            275,165              299,265
         Gain on sale of property                                                    -                 (17,617)
         Changes in operating assets (increase) decrease in -
                   Accounts receivable                                         (1,245,008)            (535,805)
                   Other current assets                                         1,155,680              (78,921)
                   Other assets                                                       245               63,688
         Changes in operating liabilities increase (decrease) in -
                   Other current liabilities                                     (745,422)            (439,460)
                   Other liabilities                                             (324,740)              58,470

                    Net cash provided by (used in) operating activities          (115,885)              54,127

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                        (607,491)            (337,894)
    Acquisition of goodwill                                                      (412,300)                -

                    Net cash used in investing activities                      (1,019,791)            (337,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowing                                                 1,033,150              446,704
    Issuance of note receivable                                                     -                   61,019
    Distributions to Stockholders                                                   -                 (530,562)

                    Net cash provided by (used in) financing activities         1,033,150              (22,839)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (102,526)            (306,606)

CASH AND CASH EQUIVALENTS, beginning of period                                    534,459              572,714

CASH AND CASH EQUIVALENTS, end of period                                      $   431,933           $  266,108


     The accompanying notes to condensed financial statements
                  are an integral part of these statements.

                    MORRIS COUNTY DIRECT MAIL SERVICES, INC.
                              AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In February 1997, the Company and its stockholders entered into a definitive agreement with Vestcom International, Inc. (Vestcom) pursuant to which the Company will merge with Vestcom. All outstanding shares of the Company will be exchanged for cash and shares of Vestcom common stock concurrent with the consummation of the initial public offering of the common stock of Vestcom.

(2)  SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.

                          IMAGE PRINTING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1997


                                                                                December 31, 1996         June 30, 1997
                                                                                                            (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $     61,137            $     202,402
    Accounts receivable, net                                                       1,422,234                1,346,911
    Other current assets                                                             659,389                  381,574
                                                                                     -------                  -------

         Total current assets                                                      2,142,760                1,930,887

PROPERTY AND EQUIPMENT, net                                                        2,725,129                3,503,244
OTHER ASSETS                                                                           -                       23,741
                                                                                   ---------                 --------

         Total assets                                                           $  4,867,889            $   5,457,872
                                                                                ============            =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                       $    795,494             $    645,494

    Current portion of long-term debt and capital lease obligations                  468,094                  772,454
    Other current liabilities                                                      1,864,883                1,478,039
                                                                                   ---------                ---------

         Total current liabilities                                                 3,128,471                2,895,987

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       1,433,810                2,022,663

         Total liabilities                                                         4,562,281                4,918,650
                                                                                   ---------                ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                                      15,593                   15,593
    Retained earnings                                                                291,748                  525,362
                                                                                     -------                  -------
                                                                                     307,341                  540,955
    Less-Treasury stock                                                               (1,733)                  (1,733)

         Total stockholders' equity                                                  305,608                  539,222
                                                                                     -------                  -------

         Total liabilities and stockholders' equity                             $  4,867,889              $ 5,457,872
                                                                                 ===========              ============




            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.


                          IMAGE PRINTING SYSTEMS, INC.

                         CONDENSED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1996 and 1997
                 and the Six Months Ended June 30, 1996 and 1997


                                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                                    1996           1997                 1996        1997
                                                                   (unaudited)  (unaudited)          (unaudited)  (unaudited)

REVENUES                                                          $  1,930,127  $  2,239,115       $  4,506,252    $  5,119,013
COST OF REVENUES                                                     1,396,887     1,607,853          3,198,140       3,564,114
         Gross profit                                                  533,240       631,262          1,308,112       1,554,899

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                           538,665       548,312          1,140,056       1,111,869
         Income (loss ) from operations                                 (5,425)       82,950            168,056         443,030

OTHER INCOME (EXPENSE)
    Interest expense                                                  (143,109)     (162,062)          (176,230)       (215,319)
    Interest and other income                                             -            6,790               -              5,903
         Loss before provision for income taxes                       (148,534)      (72,322)            (8,174)       (233,614)

PROVISION FOR INCOME TAXES                                                -             -                  -                -
         Net loss                                                 $   (148,534) $    (72,322)      $     (8,174)    $  (233,614)




            The accompanying notes to condensed financial statements
                  are an integral part of these statements.

                          IMAGE PRINTING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1997


                                                              1996                      1997
                                                           (unaudited)              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                   $    (8,174)                 $ 233,614
    Adjustments to reconcile net income
       (loss) to net cash
       provided by operating activities-
         Depreciation and amortization                      322,601                    358,997
         Loss on write-off of subscriptions receivable        5,427                        -
         Changes in operating assets (increase)
               decrease in -
                   Accounts receivable                     (202,729)                    75,323
                   Other current assets                     145,998                    265,721
         Changes in operating liabilities increase
               (decrease) in -
                   Other current liabilities                217,822                   (386,842)
                                                            -------                   --------

                  Net cash provided by operating activities 480,945                    546,813
                                                            -------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                  (275,957)                  (375,210)
                                                           --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowings                            (92,433)                   (18,691)
    Distributions to Stockholders                              -                       (11,647)
                                                           --------                    -------

                  Net cash (used in) financing activities   (92,433)                   (30,338)
                                                            -------                    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   112,555                    141,265

CASH AND CASH EQUIVALENTS, beginning of period               61,835                     61,137
                                                             ------                     ------

CASH AND CASH EQUIVALENTS, end of period                $   174,390                $   202,402
                                                        ===========                ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligation incurred                   $   151,702                $   761,904
                                                        ===========                ===========


            The accompanying notes to condensed financial statements
                   are an integral part of these statements.

                          IMAGE PRINTING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In February 1997, the Company and its stockholders entered into a definitive agreement with Vestcom International, Inc. (Vestcom) pursuant to which the Company will merge with Vestcom. All outstanding shares of the Company will be exchanged for cash and shares of Vestcom's common stock concurrent with the consummation of the initial public offering of the common stock of Vestcom.

(2)  SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.

                        ELECTRONIC IMAGING SERVICES, INC.

                             CONDENSED BALANCE SHEET
                    As of December 31, 1996 and June 30, 1997



                                                           December 31, 1996         June 30, 1997
                                                                                       (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $     45,089             $     -
    Accounts receivable, net                                    826,655                925,140
    Other current assets                                        525,906                624,373
                                                                -------                -------

         Total current assets                                 1,397,650              1,549,513

PROPERTY AND EQUIPMENT, net                                   1,526,992              1,687,829
OTHER ASSETS                                                     54,944                 36,952
                                                                 ------                 ------

         Total assets                                      $  2,979,586             $3,274,294
                                                           ============             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                  $    662,575             $  543,360
    Current portion of long-term debt and
          capital lease obligations                             402,256                422,424
    Other current liabilities                                 1,440,516              1,520,049
                                                              ---------              ---------

         Total current liabilities                            2,505,347              2,485,833

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                    817,148              1,028,186
DEFERRED EXPENSES                                                86,740                 86,740
PLEDGED STOCK                                                   375,000                375,000
                                                              ---------              ---------
         Total liabilities                                    3,784,235              3,975,759

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                     11                     11
    Accumulated deficit                                        (429,660)              (326,476)
                                                               --------               --------
                                                               (429,649)              (326,465)
     Less-Treasury stock                                       (375,000)              (375,000)
                                                               --------               --------

         Total stockholders' equity (deficit)                  (804,649)              (701,465)
                                                                --------               --------

         Total liabilities and stockholders' equity        $  2,979,586            $ 3,274,294
                                                           ============            ===========






            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.


                        ELECTRONIC IMAGING SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1996 and 1997
                 and the Six Months Ended June 30, 1996 and 1997


                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                     1996            1997              1996         1997
                                                                   (unaudited)  (unaudited)         (unaudited)  (unaudited)

REVENUES                                                        $1,900,557      $2,146,329         $3,464,557    $4,400,849
COST OF REVENUES                                                 1,640,413       1,582,177          2,891,308     3,364,379
                                                                 ---------       ---------          ---------     ---------
         Gross profit                                              260,144         564,152            573,249     1,036,470

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                       311,847         387,490            663,787       749,257
                                                                   -------         -------            -------       -------
         Income (loss) from operations                             (71,703)        176,662            (90,538)      287,213

OTHER INCOME (EXPENSE)
    Interest expense                                                (9,364)        (58,898)          (26,187)      (107,884)
    Interest and other income                                       14,037            (411)           14,346        (15,062)
                                                                    ------            ----            ------        -------
          Income (loss) before provision for income taxes          (67,030)        117,353          (102,379)       164,267

PROVISION FOR INCOME TAXES                                            -             42,594               -           61,084
         Net income (loss)                                    $    (67,030)     $   74,759         $(102,379)    $  103,183
                                                              ============      ==========         =========     ==========





            The accompanying notes to condensed financial statements
                  are an integral part of these statements.


                        ELECTRONIC IMAGING SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1997


                                                                 1996                    1997
                                                              (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $ (102,379)            $  103,183
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Depreciation and amortization                             77,891                200,389
         Provision for doubtful accounts                           36,267                 16,700
         Gain on sale property                                       -                    12,650
         Changes in operating assets (increase)
          decrease in
                   Accounts receivable                           (170,616)              (115,185)
                   Other current assets                          (220,631)               (98,467)
         Changes in operating liabilities increase
          (decrease) in-
                   Other current liabilities                      117,366                 76,640
                                                                  -------                 ------

                  Net cash provided by (used in)
                    operating activities                         (262,102)               198,910
                                                                 --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                        (102,468)                (8,324)
                                                                 --------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowings                                  341,672               (235,675)
                                                                  -------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (22,898)               (45,089)

CASH AND CASH EQUIVALENTS, beginning of period                     22,898                 45,089
                                                                   ------                 ------

CASH AND CASH EQUIVALENTS, end of period                              -                      -
                                                                  =======                 ======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligation incurred                                 -                $ 347,559

    Purchase of  treasury stock through issuance of note     $    375,000                    -
                                                             ============              =========


                        ELECTRONIC IMAGING SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In February 1997, the Company, and its stockholders entered into a definitive agreement with Vestcom International, Inc. (Vestcom) pursuant to which the Company will merge with Vestcom. All outstanding shares of the Company will be exchanged for cash and shares of Vestcom common stock concurrent with the consummation of the initial public offering of the common stock of Vestcom.

(2)  SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.


                          COMPUTER OUTPUT SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1997


                                                      December 31, 1996         June 30, 1997
                                                                                (unaudited)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                         $     -                   $     247,064
    Accounts receivable, net                            964,035                       962,682
    Other current assets                                341,311                       257,600
                                                        -------                       -------

         Total current assets                         1,305,346                     1,467,346

PROPERTY AND EQUIPMENT, net                             472,003                       627,818
OTHER ASSETS                                             36,240                        37,559
                                                         ------                        ------

         Total assets                              $  1,813,589                 $   2,132,723
                                                   ============                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                          $      -                     $     250,000
    Current portion of long-term debt and
      capital lease obligations                         244,584                        90,128
    Other current liabilities                           904,389                     1,120,009
                                                        -------                     ---------

         Total current liabilities                    1,148,973                     1,460,137

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            130,072                       249,120
DEFERRED EXPENSES                                         -                              -
                                                      ---------                     ----------
         Total liabilities                            1,279,045                     1,709,257

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                             10                            10
    Additional paid-in capital                          732,470                       732,470
    Retained earnings                                  (197,936)                     (309,014)
                                                       --------                      --------

         Total stockholders' equity                     534,544                       423,466
                                                        -------                       -------

         Total liabilities and stockholders' equity   1,813,589                     2,132,723
                                                      =========                     =========



            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.


                          COMPUTER OUTPUT SYSTEMS, INC.

                         CONDENSED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1996 and 1997
                 and the Six Months Ended June 30, 1996 and 1997


                                            Three Months Ended June 30,          Six Months Ended June 30,
                                            1996               1997                  1996         1997
                                           (unaudited)      (unaudited)          (unaudited)   (unaudited)

REVENUES                                 $  1,178,091      $  1,948,155     $  2,368,427      $  3,475,877
COST OF REVENUES                              780,094         1,271,428        1,529,360         2,276,692
                                              -------         ---------        ---------         ---------
        Gross profit                          397,997           676,727          839,067         1,199,185

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                  283,490           330,573          537,761           638,326
                                              -------           -------          -------           -------
        Income from operations                114,507           346,154          301,306           560,859

OTHER INCOME (EXPENSE)
    Interest expense                             -              (16,544)         (11,051)          (25,285)
    Interest and other income                    -                 -                -                1,952
                                             -------            -------         ---------          --------
        Income before provision for
          income taxes                       114,507            329,600          290,255           537,526

PROVISION FOR INCOME TAXES                    10,090             30,204           28,555            55,204
                                            --------            -------          -------            ------
        Net income                           104,417            299,396          261,700           482,322
                                             =======            =======          =======           =======





            The accompanying notes to condensed financial statements
                  are an integral part of these statements.

                          COMPUTER OUTPUT SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1997


                                                                                   1996            1997
                                                                                (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  261,700      $  482,322
    Adjustments to reconcile net income to net cash
       provided by operating activities-
        Depreciation and amortization                                               63,174          76,036
        Changes in operating assets (increase)
          decrease in -
               Accounts receivable                                                 147,912           1,353
               Other current assets                                                 11,856          83,712
        Changes in operating liabilities increase (decrease) in
               Other current liabilities                                          (122,810)        215,620
                                                                                  --------         -------

               Net cash provided by operating activities                           361,832         859,043
                                                                                   -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                         (101,683)        (70,668)
    Security deposits                                                                  700          (1,320)
                                                                                       ---          ------

               Net cash used in investing activities                              (100,983)        (71,988)
                                                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowings                                                  (172,183)         53,409
    Distributions to Stockholders                                                  (17,910)       (593,400)
                                                                                   -------         -------

               Net cash used in financing activities                              (190,093)       (539,991)
                                                                                  --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           70,756         247,064

CASH AND CASH EQUIVALENTS, beginning of period                                      95,468            -
                                                                                    ------        --------

CASH AND CASH EQUIVALENTS, end of period                                        $  166,224      $  247,064
                                                                                ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligations incurred                                              -           $  161,183
                                                                                ===========     ==========


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                          COMPUTER OUTPUT SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In February 1997, the Company, and its stockholders entered into a definitive agreement with Vestcom International, Inc. (Vestcom) pursuant to which the Company will merge with Vestcom. All outstanding shares of the Company will be exchanged for cash and shares of Vestcom common stock concurrent with the consummation of the initial public offering of the common stock of Vestcom.

(2)  SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.

                           LIRPACO INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1997


                                         December 31, 1996         June 30, 1997
                                                                     (unaudited)
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents            $    88, 198                $    2,049
    Accounts receivable, net                  743,380                   720,706
    Other current assets                      221,989                   250,880
                                              -------                   -------
         Total current assets               1,053,567                   973,635
PROPERTY AND EQUIPMENT, net                   661,901                   704,030
                                              -------                   -------
         Total assets                    $  1,715,468                 1,677,665
                                         ============                 =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt
        and capital leases              $      51,752                $    14,856
    Other current liabilities                 711,573                    506,797
                                              -------                    -------

         Total current liabilities            763,325                    521,653

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS  245,166                    298,717
DEFERRED EXPENSES                              26,474                     26,294
                                               ------                     ------

         Total liabilities              $   1,034,965               $    846,664
                                        =============               ============

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                  102                        102
    Preferred stock                           170,206                    170,206
    Retained earnings                         474,943                    584,091
    Cumulative translation adjustments         35,252                     76,602
                                               ------                     ------

         Total stockholders' equity           680,503                    831,001
                                              -------                    -------

         Total liabilities and stockholders'
           equity                       $   1,715,468               $  1,677,665
                                        =============               ============




            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.

                           LIRPACO INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 1996 and 1997
                 and the Six Months Ended June 30, 1996 and 1997


                                          Three Months Ended June 30,        Six Months Ended June 30,
                                            1996              1997             1996           1997
                                         (unaudited)       (unaudited)       (unaudited)  (unaudited)

REVENUES                                $  1,232,761      $  1,007,929     $  2,484,121   $  2,137,817
COST OF REVENUES                             801,668           692,386        1,636,247      1,454,040
                                             -------           -------        ---------      ---------
         Gross profit                        431,093           315,543          847,874        683,777

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                 341,699           230,822          633,189        522,016
                                             -------           -------          -------        -------
        Income from operations                89,394            84,721          214,685        161,761

OTHER INCOME (EXPENSE)
    Interest expense                             -             (12,384)          (8,659)       (16,231)
    Interest and other income                    -               5,434              -              -
                                              ------             -----          -------        --------
         Income before provision
           for income taxes                   89,343            77,771          206,026        145,530

PROVISION FOR INCOME TAXES                    22,348            19,443           51,506         36,383
                                              ------            ------           ------         ------
         Net income                     $     67,046     $      58,328    $     154,520   $    109,147
                                        ============     =============    =============   ============




            The accompanying notes to condensed financial statements
                  are an integral part of these statements.


                           LIRPACO INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1996 and 1997


                                                        1996                 1997
                                                    (unaudited)          unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                    $   154,520           $  109,147
    Adjustments to reconcile net income to net cash
       provided by operating activities-
         Depreciation and amortization                 29,535               37,000
         Changes in operating assets
           (increase) decrease
              Accounts receivables                    141,442               22,674
                   Other current assets               253,295              (28,891)
         Changes in operating liabilities
            increase (decrease)
                   Other current liabilities          (74,378)            (204,775)
                   Deferred charges                      (672)                (180)
                                                         ----                 ----
                    Net cash provided by
                    operating activities              503,742              (65,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment             (38,634)             (79,129)
                                                      -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cumulative translation adjustment                  (4,964)             (41,350)
    Net (proceeds) repayments from borrowings        (460,144)              16,655
                                                      --------              -------

            Net cash provided by (used in)
               financing activities                  (465,108)              58,005

NET INCREASE IN CASH AND CASH EQUIVALENTS                -                 (86,149)

CASH AND CASH EQUIVALENTS, beginning of period           -                  88,198
                                                     ---------              ------

CASH AND CASH EQUIVALENTS, end of period             $      -            $   2,049
                                                     =========            ========


                           LIRPACO INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     Lirpaco Inc. (the "Company"), a Canadian corporation, is a holding company with one subsidiary, COS Information Inc., a Quebec corporation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     In March 1997, the Company and its stockholders entered into a definitive agreement with Vestcom International, Inc. (Vestcom) pursuant to which all outstanding shares of the Company's common stock will be exchanged for cash and shares of a Canadian subsidiary of Vestcom which are exchangeable for Vestcom common stock concurrent with the consummation of the initial public offering of the common stock of Vestcom.

(2)  SUBSEQUENT EVENTS

     On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts.

     Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc.

     The net proceeds of the offering are being used to pay the cash portion of the purchase price for the seven Founding Companies, and are being used to repay certain indebtedness of Vestcom and of the Founding Companies, to pay certain fees in connection with the acquisitions of the Founding Companies and for general corporate purposes, which are expected to include future acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  of the  results of  operations  of certain  Founding
Companies: Comvestrix Corp. ("Comvestrix"), Morris County Direct Mail Services, Inc. and related companies ("DMS"), Imaging Printing Systems, Inc. ("Image"), Electronic Imaging Services, Inc. ("EIS"), Computer Output Systems, Inc. ("Computer Output") and COS Information; should be read in conjunction with the Financial Statements of the Founding Companies and the related notes thereto. The discussion of the results of COS Information, a Founding Company headquartered in Montreal, Quebec, Canada, is presented in U.S. dollars.

INTRODUCTION

Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of the Company's initial public offering (the "Offering") on August 4, 1997, the Company acquired the Founding Companies, each of which had been operating as a separate independent entity.

The Founding Companies have been managed throughout the periods presented as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Founding Companies), which have influenced, among other things, their historical levels of owners' compensation. In connection with the organization of the Company, these owners and certain key employees have agreed to certain reductions in their compensation commencing on the consummation of the Offering.

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the Forward-Looking Statements. Factors that might cause such a difference include the risks described under the caption "Risk Factors" in the Company's Prospectus dated July 30, 1997. Such factors may also cause substantial volatility in the market price of the Company's Common Stock.

Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies (the "Acquisitions") and the financing activities related thereto, including the Offering, intends to integrate these businesses and their operations and administrative functions over a period of time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, particularly in obtaining greater volume discounts from suppliers, but will also necessitate additional costs and expenditures for corporate management and administration (including costs related to the hiring of additional management personnel), corporate expenses related to being a public company, systems integration and facilities expansion. These various costs and possible cost-savings may make comparison of historical operating results not comparable to, or indicative of, future performance. In addition, Vestcom may make payments of up to $2.8 million and may issue up to an additional 844,997 shares of Common Stock in connection with the Acquisitions of four Founding Companies if specified revenue or earnings thresholds are attained during various periods ending no later than two years after the first day of the fiscal quarter in which the Offering is consummated. Any earn-outs will increase goodwill recorded for the Acquisition transactions. The amortization of any additional goodwill and the increased number of shares issued if the earn-outs are achieved will negatively affect the Company's future earnings per share.

RESULTS OF OPERATIONS - COMVESTRIX

________________________________________________________________________________
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased $1,318,000, or 12.2%, from $10,763,000 for the six months ended June 30, 1996 to $12,081,000 for the six months ended June 30, 1997. This increase was primarily attributable to an increase in the volume of Comvestrix's production of statements, although revenues also increased in most other areas of Comvestrix's business.

Comvestrix's gross profit increased $859,000, or 18.3%, from $4,699,000 for the six months ended June 30, 1996 to $5,558,000 for the six months ended June 30, 1997. The gross profit margin increased from 43.7% in 1996 to 46.0% in 1997 primarily due to improved capacity utilization resulting from the increase in the volume of business.

Selling, general and administrative expenses increased $392,000, or 10.9%, from $3,597,000 for the six months ended June 30, 1996 to $3,989,000 for the six months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 33.4% in 1996 to 33.0% in 1997. The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to increased compensation expense for new technical personnel, increased commissions and increased administrative expenses to support the greater volume of business.

Net income increased from $1,034,000 for the six months ended June 30, 1996 to $1,222,000 for the six months ended June 30, 1997.

________________________________________________________________________________
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues increased $728,000, or 13.7%, from $5,303,000 for the three months ended June 30, 1996 to $6,031,000 for the three months ended June 30, 1997. This increase was primarily attributable to an increase in the volume of Comvestrix's production of statements, although revenues also increased in most other areas of Comvestrix's business.

Comvestrix's gross profit increased $433,000, or 18.9%, from $2,285,000 for the three months ended June 30, 1996 to $2,718,000 for the three months ended June 30, 1997. The gross profit margin increased from 43.0% in 1996 to 45.0% in 1997 primarily due to improved capacity utilization resulting from the increase in the volume of business.

Selling, general and administrative expenses increased $162,000, or 10.9%, from $1,773,000 for the three months ended June 30, 1996 to $1,935,000 for the three months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 33.4% in 1996 to 32.1% in 1997. The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to increased compensation expense for new technical personnel, increased commissions and increased administrative expenses to support the greater volume of business.

Net income increased from $468,000 for the three months ended June 30, 1996 to $611,000 for the three months ended June 30, 1997.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES - COMVESTRIX

At June 30, 1997, Comvestrix had working capital of $417,000 and total cash and cash equivalents of $108,000, as compared to $860,000 and $107,000, respectively, at December 31, 1996. Comvestrix has historically funded its operations with cash flow from operations and limited borrowings from bank lenders. Net cash provided by operating activities for the six months ended June 30, 1997 was $3,367,000 as compared with $2,218,000, for the six months ended June 30, 1996. At June 30, 1997, Comvestrix had a $2,550,000 bank line of credit, which includes a $300,000 line to be utilized solely for equipment financing. An aggregate of $2,550,000 was available under this line of credit at June 30, 1997. Historically, Comvestrix has been able to fund its equipment purchase needs through secured loans or equipment leases. During the six months ended June 30, 1997, Comvestrix entered into a $6,250,000 five year capital lease for production equipment. This lease replaced existing operating leases, upgraded production equipment to the latest available technology and increased production capacity. The net annual cost of the new capital lease was lower than the cost of the operating leases which were replaced.

Comvestrix incurs postage costs on behalf of customers of approximately $1,000,000 to $2,000,000 each month. Comvestrix's policy is to collect such postage costs from its customers in advance. To the extent Comvestrix is unsuccessful in doing so, cash flow is negatively affected, and Comvestrix may be required to utilize its bank credit line. While no assurance can be given, management of Comvestrix believes it has adequate cash flow and financing alternatives available to it to fund its operations and capital requirements for the foreseeable future.

RESULTS OF OPERATIONS - DMS

________________________________________________________________________________
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased $201,000, or 2.9%, from $6,815,000 for the six months ended June 30, 1996 to $7,016,000 for the six months ended June 30, 1997. A portion of this increase was attributable to DMS' acquisitions in May 1996 of a four-color printing and processing company and a presorting company to support DMS' core operations. DMS' revenue growth is currently constrained by physical space limitations. DMS has entered into a lease for a new and larger facility, which it believes will allow for increased revenues and improved production efficiencies.

DMS' gross profit decreased $236,000, or 9.4%, from $2,505,000 for the six months ended June 30, 1996 to $2,269,000 for the six months ended June 30, 1997. The gross profit margin decreased from 37.0% in 1996 to 32.0% in 1997. Revenues from the increased volume of business were offset by the costs associated with the businesses acquired in May 1996, compensation expense related to the hiring of new personnel to support the increased volume of business and expenses related to DMS' telemarketing service.

Selling, general and administrative expenses decreased $229,000, or 13.5%, from $1,700,000 for the six months ended June 30, 1996 to $1,471,000 for the six months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 24.9% in 1996 to 21.0% in 1997. The decrease in selling, general and administrative expenses was primarily attributable to the expenses incurred in 1996 relating to the acquisitions made in May, 1996.

Net income decreased from $768,000 for the six months ended June 30, 1996 to $705,000 for the six months ended June 30, 1997.

________________________________________________________________________________
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1966

Revenues increased $44,000, or 1.2%, from $3,608,000 for the three months ended June 30, 1996 to $3,652,000 for the three months ended June 30, 1997. A portion of this increase was attributable to DMS' acquisitions in May 1996 of a four-color printing and processing company and a presorting company to support DMS' core operations.

DMS' gross profit decreased $319,000, or 22.5%, from $1,420,000 for the three months ended June 30, 1996 to $1,101,000 for the three months ended June 30, 1997. The gross profit margin decreased from 39.0% in 1996 to 30.0% in 1997 for the reasons set forth in the six month discussion above.

Selling, general and administrative expenses decreased $315,000, or 13.5%, from $1,004,000 for the three months ended June 30, 1996 to $689,000 for the three months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 27.8% in 1996 to 18.9% in 1997. The decrease in selling, general and administrative expenses was primarily attributable to expenses incurred in 1996 relating to the acquisitions made in May, 1996.

Net income decreased from $404,000 for the three months ended June 30, 1996 to $362,000 for the three months ended June 30, 1997.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES - DMS

At June 30, 1997, DMS had working capital of $1,049,000 and total cash and cash equivalents of $266,000, as compared with $447,000 and $573,000, respectively, at December 31, 1996. DMS had accounts receivable of $2,647,000 at December 31, 1996 and $3,183,000 at June 30, 1997. The increase in accounts receivable was primarily attributable to the increased volume of business and the acquisitions which were consummated during 1996. DMS has historically funded its operations with cash flow from operations and limited borrowings from bank lenders. Net cash provided by operating activities for the six months ended June 30, 1997 and 1996 was $54,000 and ($116,000) respectively. At June 30, 1997, DMS had a $425,000 line of credit, which includes a $200,000 line to be utilized solely for equipment financing. An aggregate of $275,000 was available under this line of credit at June 30, 1997. Historically, DMS has been able to fund its equipment purchase needs through secured loans or equipment leases. During 1996, DMS utilized approximately $762,000 to acquire two companies.

DMS incurs postage costs on behalf of customers of approximately $1,000,000 to $2,000,000 each month. DMS' policy is to collect such postage costs from its customers in advance. To the extent that DMS is unsuccessful in doing so, cash flow is negatively affected, and DMS may be required to utilize its bank credit line. While no assurance can be given, management of DMS believes it has adequate cash flow and financing alternatives available to it to fund its operations and capital requirements for the foreseeable future.

RESULTS OF OPERATIONS - IMAGE

________________________________________________________________________________
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased $613,000, or 13.6%, from $4,506,000 for the six months ended June 30, 1996 to $5,119,000 for the six months ended June 30, 1997. This increase was primarily attributable to increases in the volume of Image's print and mail and micrographics businesses.

Image's gross profit margin increased $247,000, or 18.9%, from $1,308,000 for the six months ended June 30, 1996 to $1,555,000 for the six months ended June 30, 1997. The gross profit margin improved from 29.0% in 1996 to 30.4% in 1997. The increase in the gross profit margin was primarily attributable to improved cost control and increased volume.

Selling, general and administrative expenses decreased $28,000, or 2.5%, from $1,140,000 for the six months ended June 30, 1996 to $1,112,000 for the six months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 25.3% in 1996 to 21.7% in 1997 which was primarily attributable to the sales volume increase noted above.

Image recorded a net loss of ($8,000) for the six months ended June 30, 1996 and net income of $234,000 for the six months ended June 30, 1997.

________________________________________________________________________________
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues increased $309,000, or 16.0%, from $1,930,000 for the three months ended June 30, 1996 to $2,239,000 for the three months ended June 30, 1997. This increase was primarily attributable to increases in the volume of Image's print and mail and micrographics businesses.

Image's gross profit margin increased $98,000, or 18.4%, from $533,000 for the three months ended June 30, 1996 to $631,000 for the three months ended June 30, 1997. The gross profit margin remained unchanged at 28% in 1996 and 1997.

Selling, general and administrative expenses increased $9,000, or 1.7%, from $539,000 for the three months ended June 30, 1996 to $548,000 for the three months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 27.6% in 1996 to 24.5% in 1997 which was primarily attributable to the sales volume increase noted above.

Image recorded a net loss of ($149,000) for the three months ended June 30, 1996 and a net loss of ($72,000) for the three months ended June 30, 1997.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES - IMAGE

At June 30, 1997, Image had a working capital deficit of $965,000 and total cash and cash equivalents of $202,000, as compared with a deficit of $986,000 and cash and cash equivalents of $61,000, respectively, at December 31, 1996. Image has historically met its working capital requirements by borrowing from bank lenders and by managing its accounts receivable. Net cash provided by operating activities for the six months ended June 30, 1997 was $547,000, as compared with $476,000 for the six months ended June 30, 1996. At June 30, 1997, Image had a $850,000 bank line of credit, of which $205,000 was available. Historically, Image has been able to fund its equipment purchase needs through secured loans or equipment leases. During the six months ended June 30, 1997, Image entered into a $762,000 five year capital lease for production equipment. The lease replaced existing operating leases, upgraded production equipment to the latest available technology and increased production capacity. The net annual cost of the new capital lease was lower than the cost of the operating leases which were replaced.

Image incurs postage costs on behalf of customers of approximately $1,000,000 to $1,500,000 each month. Image's policy is to collect such postage costs from its customers in advance. To the extent Image is unsuccessful in doing so, cash flow is negatively affected, and Image may be required to utilize its bank credit line. While no assurance can be given, management of Image believes that with the financing alternatives available to it and by managing its accounts receivable, it will be able to fund its operations and capital requirements for the foreseeable future.

RESULTS OF OPERATIONS - EIS

________________________________________________________________________________
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased $936,000, or 27.0%, from $3,465,000 for the six months ended June 30, 1996 to $4,401,000 for the six months ended June 30, 1997. This increase was primarily attributable to additional EIS facilities in Nashville, Tennessee, and Greenville, South Carolina (which were opened in 1996) and business from a new customer at the existing facility in Little Rock, Arkansas.

EIS' gross profit increased $462,000, or 80.5%, from $573,000 for the six months ended June 30, 1996 to $1,036,000 for the six months ended June 30, 1997. The gross profit margin increased from 16.5% in 1996 to 23.5% in 1997, primarily as a result of EIS' expenses remaining relatively stable or decreasing as revenues increased.

Selling, general and administrative expenses increased $85,000, or 12.8%, from $664,000 for the six months ended June 30, 1996 to $749,000 for the six months ended June 30, 1997. As a percent of revenues, selling, general and administrative expenses decreased from 19.1% in 1996 to 17.0% in 1997. The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to compensation for additional personnel while the percentage decrease was attributable to the increase in revenues discussed above.

EIS recorded a net loss of $102,000 for the six months ended June 30, 1996 and net income of $103,000 for the six months ended June 30, 1997.

________________________________________________________________________________
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues increased $245,000, or 12.9%, from $1,901,000 for the three months ended June 30, 1996 to $2,146,000 for the three months ended June 30, 1997. This increase was primarily attributable to additional EIS facilities in Nashville, Tennessee, and Greenville, South Carolina (which were opened in 1996) and business from a new customer at the existing facility in Little Rock, Arkansas.

EIS' gross profit increased $304,000, or 116.9%, from $260,000 for the three months ended June 30, 1996 to $564,000 for the three months ended June 30, 1997. The gross profit margin increased from 14.0% in 1996 to 26.0% in 1997, primarily as a result of EIS' expenses remaining relatively stable or decreasing as revenues increased.

Selling, general and administrative expenses increased $55,000, or 16.6%, from $332,000 for the three months ended June 30, 1996 to $387,000 for the three months ended June 30, 1997. As a percent of revenues, selling, general and administrative expenses increased from 17.5% in 1996 to 18.0% in 1997. The increase in selling, general and administrative expenses was primarily attributable to compensation for additional personnel.

EIS recorded a net loss of $67,000 for the three months ended June 30, 1996 and net income of $75,000 for the three months ended June 30, 1997.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES - EIS

At June 30, 1997, EIS had a working capital deficit of $936,000 and no cash and cash equivalents, as compared with a working capital deficit of $1,108,000 and cash and cash equivalents of $45,000 at December 31, 1996. EIS's expansion of its operations and ownership restructuring primarily contributed to the deficit. EIS has historically funded operations from existing cash flow and the use of a $750,000 bank line of credit. An aggregate of $206,000 was available under this line of credit at June 30, 1997. Historically, EIS has been able to fund its equipment purchase needs through secured loans or equipment leases.

RESULTS OF OPERATIONS - COMPUTER OUTPUT

________________________________________________________________________________
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased $1,108,000, or 46.8%, from $2,368,000 for the six months ended June 30, 1996 to $3,476,000 for the six months ended June 30, 1997. Approximately $939,000 of the additional revenue was attributable to one new customer. The remainder of the increase was attributable to an increase in volume from new and existing customers.

Computer Output's gross profit increased $360,000, or 42.9%, from $839,000, for the six months ended June 30, 1996 to $1,199,000 for the six months ended June 30, 1997. The gross profit margin decreased from 35.4% in 1996 to 34.5% in 1997. This decrease was primarily attributable to costs associated with the hiring of additional management personnel and production staff to support the increased sales volume and the acquisition of equipment to position Computer Output to perform additional services.

Selling, general and administrative expenses increased $100,000, or 18.6%, from $538,000 in 1996 to $638,000 in 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 22.7% in 1996 to 18.4% in 1997. The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to increased commissions of approximately $92,000, while the percentage decrease was attributable to the increase in revenues discussed above.

Net income increased from $262,000 for the six months ended June 30, 1996 to $482,000 for the six months ended June 30, 1997.

________________________________________________________________________________
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues increased $770,000, or 65.4%, from $1,178,000 for the three months ended June 30, 1996 to $1,948,000 for the three months ended June 30, 1997. Approximately $665,000 of the additional revenue was attributable to one new customer. The remainder of the increase was attributable to an increase in volume from new and existing customers.

Computer Output's gross profit increased $279,000, or 33.3%, from $398,000, for the three months ended June 30, 1996 to $677,000 for the three months ended June 30, 1997. The gross profit margin increased from 34.0% in 1996 to 35.0% in 1997. This increase was primarily attributable to fixed costs remaining relatively stable while sales volume increased.

Selling, general and administrative expenses increased $48,000, or 17.0%, from $283,000 in 1996 to $331,000 in 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 24.0% in 1996 to 17.0% in 1997. The increase in the dollar amount of selling, general and administrative expenses was primarily attributable to increased commissions of approximately $47,000.

Net income increased from $104,000 for the three months ended June 30, 1996 to $299,000 for the three months ended June 30, 1997.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES - COMPUTER OUTPUT

At June 30, 1997, Computer Output had working capital of $7,000 and total cash and cash equivalents of $247,000, as compared with $156,000 and $0, respectively, at December 31, 1996. Computer Output has historically funded its operations with cash flow from operations and limited borrowings from bank lenders. Net cash provided by operating activities for the six months ended June 30, 1997 was $859,000, as compared with $362,000 for the six months ended June 30, 1996. At June 30, 1997, Computer Output had a $300,000 bank line of credit, of which $50,000 was available. Historically, Computer Output has been able to fund its equipment purchase needs through secured loans or equipment leases. While no assurance can be given, management of Computer Output believes it has adequate cash flow and financing alternatives available to it to fund its operations and capital requirements for the foreseeable future.

RESULTS OF OPERATIONS - COS INFORMATION

________________________________________________________________________________
Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996

Revenues decreased $346,000, or 13.9%, from $2,484,000 for the six months ended June 30, 1996 to $2,138,000 for the six months ended June 30, 1997. This decrease was primarily attributable to a decrease in the volume of COS Information's label and laser printing business and also to delays in the start of new contracted business.

COS Information's gross profit decreased $164,000, or 19.3%, from $848,000 for the six months ended June 30, 1996 to $684,000 for the six months ended June 30, 1997. The gross profit margin decreased from 34.0% in 1996 to 32.0% in 1997. The decrease in the gross profit margin was primarily a result of COS Information's increased costs related to the move to its new premises and the decreased volume of business.

Selling, general and administrative expenses decreased $111,000 or 17.5% from $633,000 for the six months ended June 30, 1996 compared to $522,000 for the six months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 25.5% in 1996 to 24.4% in 1997 due to decreased volume.

Net income decreased from $155,000 for the six months ended June 30, 1996 to $109,000 for the six months ended June 30, 1997.

________________________________________________________________________________
Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

Revenues decreased $225,000, or 18.2%, from $1,233,000 for the three months ended June 30, 1996 to $1,008,000 for the three months ended June 30, 1997. This decrease was primarily attributable to a decrease in the volume of COS Information's label and laser printing business and also to delays in the start of new contracted business.

COS Information's gross profit decreased $115,000, or 26.7%, from $431,000 for the three months ended June 30, 1996 to $316,000 for the three months ended June 30, 1997. The gross profit margin decreased from 35.0% in 1996 to 31.3% in 1997. The decrease in the gross profit margin was primarily a result of COS Information's increased costs related to the move to its new premises and the decreased volume of business.

Selling, general and administrative expenses decreased $111,000 or 32.5% from $342,000 for the three months ended June 30, 1996 compared to $231,000 for the three months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 27.7% in 1996 to 22.9% in 1997 due to the decreased volume.

Net income decreased from $67,000 for the three months ended June 30, 1996 to $58,000 for the three months ended June 30, 1997.

________________________________________________________________________________
LIQUIDITY AND CAPITAL RESOURCES - COS INFORMATION

At June 30, 1997, COS Information had working capital of $452,000 and $2,000 of cash and cash equivalents as compared with $290,000 and $88,000, respectively, at December 31, 1996. COS Information has historically funded its operations with cash flow from operations and limited borrowings from bank lenders. Net cash provided by operating activities for the six months ended June 30, 1996 was $504,000 and net cash used by operating activities for the six months ended June 30, 1997 was $65,000. Historically, COS Information has been able to fund its equipment purchase needs through secured loans or equipment leases. While no assurance can be given, management of COS Information believes it has adequate cash flow and financing alternatives available to it to fund its operations and capital requirements for the foreseeable future.

                           Part II: Other Information


Item 6.   Exhibits and Reports on Form 8-K


     (a) Exhibits:

           3.1 Registrant's Restated Certificate of Incorporation, as amended.
          10.1 Equipment Loan and Revolving Credit Agreement between the Registrant and Summit Bank, dated August 13, 1997.
          27.1 Financial Data Schedule

       (b) Reports on Form 8-K:

                  None



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VESTCOM INTERNATIONAL, INC.



                                             By:  /s/Harvey Goldman
                                                  ______________________________
                                                  Harvey Goldman, Executive Vice
                                                  President and Chief Financial
                                                  Officer


                                                  Dated:  August 21, 1997