Form 10-Q
period 1997-09-30
VESTCOM INTERNATIONAL INC
filed 1997-11-14
CIK 1034941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _________ to _________.

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]              No [ ]


The number of shares of common stock outstanding as of November 1, 1997, was 8,349,291 shares.

                                  INDEX TO 10-Q


Part I:  Financial Information                                        Page(s)

Item 1:  Financial Statements

Vestcom International, Inc.:
    Condensed  Consolidated  Balance  Sheets  - As  of
          December  31,  1996  and September 30, 1997 (unaudited)          4
    Condensed Consolidated Statements of Operations - For the
          Three Months Ended September 30, 1997 (unaudited) and
          the Nine Months Ended September 30, 1997 (unaudited)             5
    Condensed Consolidated Statement of Cash Flows - For the Nine
          Months Ended September 30, 1997 (unaudited)                      6
    Notes to Condensed Consolidated Financial Statements (unaudited)     7-10

Comvestrix Corp.:
    Condensed Balance Sheet - As of December 31, 1996                      11
    Condensed Statements of Income - For the Three Months Ended
          September 30, 1996 (unaudited) and the One Month
          Ended August 1, 1997 (unaudited) and the Nine
          Months Ended September 30,  1996  (unaudited)
          and the  Seven  Months  Ended  August  1,  1997
         (unaudited)                                                       12
    Condensed  Statements  of Cash Flows - For the Nine
          Months Ended September 30, 1996 (unaudited) and
          the Seven Months Ended August 1, 1997 (unaudited)                13
    Notes to Condensed Financial Statements (unaudited)                    14

Morris County Direct Mail Services, Inc. and related companies:
    Condensed Combined Balance Sheet - As of December 31, 1996             15
    Condensed Combined Statements of Income - For the Three
          Months Ended September 30, 1996 (unaudited) and
          the One Month Ended August 1, 1997  (unaudited)
          and the Nine Months Ended  September 30, 1996
          (unaudited) and the Seven Months Ended
          August 1, 1997 (unaudited)                                       16
    Condensed Combined Statements of Cash Flows - For the
          Nine Months Ended September 30, 1996 (unaudited)
          and the Seven Months Ended August 1, 1997 (unaudited)            17
    Notes to Condensed Combined Financial Statements (unaudited)           18

Image Printing Systems, Inc.:
    Condensed Balance Sheet - As of December 31, 1996                      19
    Condensed Statements of Income - For the Three Months
          Ended September 30, 1996 (unaudited) and the
          One Month Ended August 1, 1997 (unaudited) and
          the Nine Months Ended September 30, 1996
          (unaudited) and the Seven Months Ended
          August 1, 1997 (unaudited)                                       20
    Condensed Statements of Cash Flows - For the Nine Months
          Ended September 30, 1996 (unaudited) and the
          Seven Months Ended August 1, 1997 (unaudited)                    21
    Notes to Condensed Financial Statements (unaudited)                    22

Electronic Imaging Services, Inc.:
    Condensed Balance Sheet - As of December 31, 1996                      23
    Condensed Statements of Operations - For the Three
          Months Ended September 30, 1996 (unaudited) and
          the One Month  Ended  August 1, 1997 (unaudited)
          and the Nine  Months Ended September 30, 1996
          (unaudited) and the Seven Months Ended August 1,
          1997 (unaudited)                                                 24
    Condensed Statements of Cash Flows - For the Nine
          Months Ended September 30, 1996 (unaudited)
          and the Seven Months Ended August 1, 1997 (unaudited)            25
    Notes to Condensed Financial Statements (unaudited)                    26

                                                                      Page(s)

Computer Output Systems, Inc.:
    Condensed Balance Sheet - As of December 31, 1996                      27
    Condensed Statements of Income - For the Three Months
          Ended September 30, 1996 (unaudited) and the
          One Month Ended August 1, 1997 (unaudited) and
          the Nine Months Ended September 30, 1996
          (unaudited) and the Seven Months Ended
          August 1, 1997 (unaudited)                                       28
    Condensed Statements of Cash Flows - For the Nine
          Months Ended September 30, 1996 (unaudited)
          and the Seven Months Ended August 1, 1997 (unaudited)            29
    Notes to Condensed Financial Statements (unaudited)                    30

Lirpaco Inc. and Subsidiary:
    Condensed Consolidated Balance Sheet - As of December 31, 1996         31
    Condensed Consolidated Statements of Income - For the Three
          Months Ended September 30, 1996 (unaudited) and the
          One Month Ended August 1, 1997  (unaudited) and the
          Nine Months Ended  September 30, 1996  (unaudited)
          and the Seven Months Ended August 1, 1997 (unaudited)            32
    Condensed Consolidated Statements of Cash Flows - For the
          Nine Months Ended September 30, 1996 (unaudited)
          and the Seven Months Ended August 1, 1997 (unaudited)            33
    Notes to Condensed Consolidated Financial Statements (unaudited)       34


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Introduction                                                               35

Pro Forma Results of Operations                                            36

Liquidity and Capital Resources                                            37

Founding Companies                                                         38


Part II:  Other Information

Item 2. Changes in Securities and Use of Proceeds                       39-40

Item 6. Exhibits and Reports on Form 8-K                                   40

    Signatures                                                             40

    Exhibit - Financial Data Schedule (For Electronic Submission Only)     41


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1996 and September 30, 1997


                                                 December 31, 1996       September 30, 1997
                                                                          (unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $  1,344,758                 $ 2,770,806
    Marketable securities                               -                      23,280,965
    Accounts receivable, net                            -                      11,749,197
    Other current assets                              392,664                   5,259,967
                                                    ---------                  ----------
         Total current assets                       1,737,422                  43,060,935

PROPERTY AND EQUIPMENT, net                            -                       19,853,238
GOODWILL                                               -                       44,643,138
OTHER ASSETS                                           -                          373,687
                                                  -----------              --------------
         Total assets                            $  1,737,422              $  107,930,998
                                                  ===========              ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                              -                   $       80,585
    Notes payable to related parties             $  1,292,732                         -
    Current portion of long-term debt
        and capitalized lease obligation               -                        2,478,403
    Accounts payable                                   -                        3,095,048
    Other liabilities                                 320,230                  10,947,647
                                                 ------------                 ------------

         Total current liabilities                  1,612,962                  16,601,683

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           -                        8,454,477
OTHER NONCURRENT LIABITILIES                           -                        3,378,825
                                                 ------------                 ------------

         Total liabilities                          1,612,962                  28,434,985

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Undesignated stock, no shares authorized
      at December 31, 1996; 10,000,000 shares
      authorized at September 30, 1997:
        Preferred stock, 3,000,000 shares
          authorized, no shares issued
          and outstanding at December 31, 1996;
          301 shares issued and outstanding at
          September 30, 1997                              -                     2,651,867

    Common stock, no par value, 20,000,000
      shares authorized; 1,295,192 shares
      issued and outstanding at December 31,
      1996; 8,349,291 shares issued and
      outstanding at September 30, 1997              5,481,501                 81,797,935
    Subscriptions receivable                         (279,082)                     -
    Retained earnings (deficit)                    (5,077,959)                 (4,960,177)
    Cumulative translation adjustment                  -                            6,388
                                                   -----------                 -----------
               Total stockholders' equity             124,460                  79,496,013
                                                   ----------                 ------------

               Total liabilities and
                    stockholders' equity      $     1,737,422               $ 107,930,998
                                               ==============                ============




    The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended September 30, 1997
                  and the Nine Months Ended September 30, 1997


                                                                  Three Months Ended     Nine Months Ended
                                                                     September 30,       September 30,
                                                                          1997               1997
                                                                 -------------------    -------------------
                                                                    (unaudited)           (unaudited)

REVENUES                                                        $     11,050,965         $   11,050,965
COST OF REVENUES                                                       6,668,305              6,668,305
                                                                 ------------------      ---------------
Gross profit                                                           4,382,660              4,382,660

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                           3,315,510              3,662,201
GOODWILL AMORTIZATION                                                    242,248                242,248
                                                                 ------------------     -----------------
         Income from operations                                          824,902                478,211

OTHER INCOME (EXPENSE)
    Interest expense                                                    (358,555)              (413,249)
    Interest and other income                                            275,962                292,840
                                                                 ------------------     -----------------
         Income before provision for income taxes                        742,309                357,802

PROVISION FOR INCOME TAXES                                               393,823                240,020
                                                                 ------------------     -----------------

         Net income                                              $       348,486              $ 117,782
                                                                 ==================     =================
Earnings per share                                               $          0.06                   0.04
                                                                 ==================     =================

Weighted average shares used in computing
    earnings per share                                                 5,659,000              2,616,000
                                                                 ==================     =================



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1997



                                                                                       1997
                                                                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $    117,782
    Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization                                                    683,431
       Changes in operating assets (increase) decrease in-
       Accounts receivable                                                           145,441
       Other current assets                                                          956,688
       Other assets - non-current                                                      9,813
    Changes in operating liabilities increase (decrease) in-
       Other current liabilities                                                    (643,543)
       Other non-current liabilities                                               2,200,038
                                                                                   ---------
         Net cash provided by (used in) operating activities                       3,469,650
                                                                                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                           (794,499)
    Acquisition of Founding Companies,
      net of cash acquired                                                       (49,449,722)
    Purchase of marketable securities                                            (23,280,965)
                                                                                -------------

         Net cash (used in) investing activities                                 (73,525,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of subscriptions receivable                                           279,082
    Net payments on borrowings                                                    (7,772,187)
    Issuance of common stock                                                      76,316,434
    Issuance of preferred stock                                                    2,651,867
    Cumulative translation adjustments                                                 6,388
                                                                                -------------
         Net cash provided by financing activities                                71,481,584
                                                                                -------------

         Net increase in cash and cash equivalents                                 1,426,048
                                                                                -------------

CASH AND CASH EQUIVALENTS, beginning of period                                     1,344,758
                                                                                -------------

CASH AND CASH EQUIVALENTS, end of period                                      $    2,770,806
                                                                                =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
    Capital lease obligations                                                 $      904,836
                                                                                =============



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

       On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000 net of underwriting discounts.

(3)    ACQUISITIONS

       Concurrently with the consummation of the Company's initial public offering, Vestcom International, Inc. acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information, Computer Output Systems, Inc. and Mystic Graphic Systems, Inc. (Founding Companies). The aggregate consideration paid by Vestcom to acquire the Founding Companies was, subject to working capital adjustments and earnouts, approximately $18.4 million in cash and 2,852,111 shares of Vestcom common stock. The acquisitions were accounted for as purchases as of August 1, 1997. The resulting goodwill of approximately $45,000,000, which is being amortized over 30 years, is based on the preliminary allocation of the purchase price to the net assets acquired.

(4)    CREDIT FACILITY

       On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000.

(5)    EARNINGS PER SHARE

       The computation of net income per share for the three and nine months ended September 30, 1997, is based upon 5,659,000 and 2,616,000 shares respectively of common stock outstanding. The conversion of stock options outstanding are not included in the computations. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (unaudited)

       replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. SFAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires retroactive restatements of all EPS data presented. The Company plans to adopt the statement on December 31, 1997. The Company does not expect the effect of adopting SFAS No. 128 to have a material impact on its EPS calculations, and, if adopted currently, SFAS No. 128 would not have a material impact on the Company's reported EPS.

(6)    CAPITAL STOCK

       In  March,   1997,   the  Company   filed  a  restated   Certificate   of
       Incorporation, to eliminate the Preferred Stock and create a class of 10,000,000 shares of Undesignated Stock.

       In May and July 1997, Oppenheimer & Co., Inc. returned to Vestcom an aggregate of 225,512 shares of common stock.

(7)    COMMITMENTS AND CONTINGENCIES

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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (unaudited)

(8)    NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board has issued two new statements. Statements of Financial Accounting Standards Numbers 130, "Reporting Comprehensive Income" (SFAS 130"), and 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131").

       SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 130 on the Company's financial statement presentation.

       SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company is required to adopt this standard as of December 15, 1997, and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

(9)    PRO FORMA SCHEDULES

       The following Pro Forma Statements of Operations for Vestcom International, Inc., assume that the acquisitions of the Founding Companies were consummated on January 1 of the periods presented. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results.


               VESTCOM INTERNATIONAL, INC. AND FOUNDING COMPANIES

                             PRO FORMA STATEMENTS OF
                 OPERATIONS For the Three Months and Nine Months
                        Ended September 30, 1996 and 1997
                                   (unaudited)


                                      Three Months Ended    Three Months Ended    Nine Months Ended      Nine Months Ended
                                        September 30, 1996   September 30, 1997  September 30, 1996     September 30, 1997
                                           Pro Forma             Pro Forma            Pro Forma             Pro Forma
                                            Combined             Combined              Combined              Combined

Revenues                               $   16,049,377          $ 17,473,419       $  48,367,883          $  53,537,123
Cost of revenues                           10,958,191            11,097,349          31,813,772             33,965,998
                                        -------------          ------------       -------------           ------------
    Gross profit                            5,091,186             6,376,070          16,554,111             19,571,125
Selling, general and
  administrative expenses                   3,943,770             4,348,525          11,566,880             12,603,250
Goodwill amortization                         363,372               363,372           1,090,116              1,090,116
                                        -------------          ------------       --------------          ------------

Income (loss) from operations                 784,044             1,664,173           3,897,115              5,877,759
Other income (expense):
    Interest expense                            -                  (176,885)              -                   (427,156)
    Interest and other income                  79,558               287,018             163,231                323,944
                                         ------------          -------------      --------------             ----------

Income before provision for
  income taxes                                863,602             1,774,306           4,060,346              5,774,547
          Provision for income taxes          490,790               855,071           2,060,185              2,745,865
                                        -------------           -----------      -------------             -----------
Net income                             $      372,812        $      919,235       $   2,000,161         $    3,028,682
                                        =============         ==============      ==============         ==============

Net income per share                   $         0.04        $         0.11       $        0.24         $         0.36
                                        =============        ==============      ==============         ==============

Weighted average shares used
  in computing pro forma net
    income per share                        8,349,291             8,349,291           8,349,291              8,349,291
                                         ============        ==============        ============         ==============



                                COMVESTRIX CORP.

                             CONDENSED BALANCE SHEET
                             As of December 31, 1996


                                                                              December 31, 1996


                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                    $     106,610
    Accounts receivable, net                                                         4,135,168
    Other current assets                                                             2,789,112
                                                                                ---------------

         Total current assets                                                        7,030,890

PROPERTY AND EQUIPMENT, net                                                          4,385,047
OTHER ASSETS                                                                           105,750
                                                                                ---------------

         Total assets                                                           $   11,521,687
                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                       $    1,900,000
    Current portion of debt                                                            785,472
    Other current liabilities                                                        3,485,661
                                                                                ---------------

         Total current liabilities                                                   6,171,133

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                           682,611
DEFERRED EXPENSES                                                                      383,454
                                                                                ---------------

         Total liabilities                                                           7,237,198
                                                                                ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock                                                                         7,500
    Additional paid-in capital                                                         355,863
    Subscriptions receivable                                                          (106,297)
    Retained earnings                                                                5,465,803
                                                                                ---------------
                                                                                     5,722,869
    Less-Treasury stock                                                             (1,438,380)
                                                                                ---------------
         Total stockholders' equity                                                  4,284,489
                                                                                ---------------
         Total liabilities and stockholders' equity                             $   11,521,687
                                                                                ===============




            The accompanying notes to condensed financial statements
                   are an integral part of this balance sheet.


                                COMVESTRIX CORP.

                         CONDENSED STATEMENTS OF INCOME
            For the Three Months Ended September 30, 1996 and the One
              Month Ended August 1, 1997 and the Nine Months Ended
          September 30, 1996 and the Seven Months Ended August 1, 1997


                                                    Three Months           One Month        Nine Months      Seven Months
                                                       Ended                 Ended            Ended              Ended
                                                    September 30,           August 1,       September 30,      August 1,
                                                        1996                 1997              1996               1997
                                                    -------------          ----------       -------------    -------------
                                                    (unaudited)            (unaudited)      (unaudited)       (unaudited)

REVENUES                                        $   5,167,231           $   2,521,314       $ 15,930,492      $ 14,602,784
COST OF REVENUES                                    3,135,014               1,378,006          9,199,133         7,901,864
                                                -------------           -------------         ----------      ------------
         Gross profit                               2,032,217               1,143,308          6,731,359         6,700,920

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                        1,803,467                 688,854          5,400,941         4,677,958
                                               --------------           -------------         ----------      -------------
         Income from operations                       228,750                 454,454         1,330,418          2,022,962

OTHER INCOME (EXPENSE)
    Interest expense                                  (31,182)                (61,257)         (103,724)          (397,842)
    Interest and other income                          33,419                   6,107            64,307             27,172
                                               --------------           --------------        ----------      -------------
         Income before provision
           for income taxes                          230,987                  399,304         1,291,001          1,652,292

PROVISION FOR INCOME TAXES                             5,771                    9,982            32,271             41,307
                                               -------------             -------------        ---------       -------------
         Net income                           $      225,216             $    389,322        $1,258,730      $   1,610,985
                                               =============             =============       ==========      ==============


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.


                                COMVESTRIX CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                    and the Seven Months Ended August 1, 1997


                                                                 1996                    1997
                                                            ----------------        -------------
                                                             (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $   1,258,730           $   1,610,985
    Adjustments to reconcile net income to net cash
       provided by operating activities-
         Depreciation and amortization                            832,448               1,196,387
         (Gain) Loss on sale of property                           (2,598)                  4,266
         Changes in operating assets (increase) decrease in -
                   Accounts receivable                           (336,464)               (564,570)
                   Other current assets                          (486,969)                251,395
                   Other assets                                  (141,536)                (93,662)
         Changes in operating liabilities increase (decrease) in -
                   Other current liabilities                    1,761,964               1,106,851
                   Deferred charges                               208,152                 243,491
                                                              -----------             -----------

                  Net cash provided by operating activities     3,093,727               3,755,143
                                                              -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                        (868,892)               (459,462)
    Proceeds from sale of equipment                                 9,260                   2,700
                                                              -----------             -----------

                  Net cash used in investing activities         (859,632)                (456,762)
                                                              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of subscriptions receivable                        12,832                   15,002
    Net payments on borrowings                                (1,471,623)              (1,096,524)
    Distributions to Stockholders                               (821,475)              (2,215,822)
                                                              -----------             -----------

                  Net cash used in financing activities       (2,280,266)              (3,297,344)
                                                              -----------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (46,171)                   1,037

CASH AND CASH EQUIVALENTS, beginning of period                   150,832                  106,610
                                                              -----------             -----------

CASH AND CASH EQUIVALENTS, end of period                     $   104,661          $       107,647
                                                             ===========          ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligations                                       -             $     6,943,939
                                                            ============          ===============
ISSUANCE OF COMMON STOCK EVIDENCED BY
   SUBSCRIPTIONS RECEIVABLE                                  $   123,000          $       -
                                                             ===========          ===============



            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                                COMVESTRIX CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the seven and one month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the consolidated financial statements for the year ended December 31, 1997.

       On July 30, 1997, Vestcom International, Inc., announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts. Concurrently with the Offering, Vestcom acquired all of the outstanding shares of Comvestrix Corp. Accordingly, the accompanying financial statements of Comvestrix do not include a balance sheet as of September 30, 1997 and reflect Comvestrix's operations and cash flows up until the date of acquisition by Vestcom. See the Vestcom financial statements included elsewhere herein.

 (2)   SHAREHOLDER DISTRIBUTIONS

       On July 29, 1997, the Company made distributions to shareholders of $1,618,382.



         MORRIS COUNTY DIRECT MAIL SERVICES, INC. AND RELATED COMPANIES

                        CONDENSED COMBINED BALANCE SHEET
                             As of December 31, 1996


                                                            December 31, 1996


                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $     572,714
    Accounts receivable, net                                     2,647,434
    Other current assets                                           873,099
                                                               ------------

         Total current assets                                    4,093,247

PROPERTY AND EQUIPMENT, net                                      1,504,158
GOODWILL                                                           396,184
OTHER ASSETS                                                       131,488
                                                                -----------

         Total assets                                         $  6,125,077
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                     $    160,000
    Current portion of long-term debt and
          capital lease obligations                                481,807
    Other current liabilities                                    3,004,922
                                                               ------------

         Total current liabilities                               3,646,729

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       949,482
DEFERRED EXPENSES                                                   11,420
                                                               ------------
         Total liabilities                                       4,607,631
                                                               ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                    19,990
    Additional paid-in capital                                     182,768
    Retained earnings                                            1,716,188
                                                              ------------
                                                                 1,918,946

    Less-Treasury stock                                           (401,500)
                                                              -------------
         Total stockholders' equity                              1,517,446
                                                              -------------
         Total liabilities and stockholders' equity           $  6,125,077
                                                              ============




            The accompanying notes to condensed financial statements
                   are an integral part of this balance sheet.


         MORRIS COUNTY DIRECT MAIL SERVICES, INC. AND RELATED COMPANIES

                     CONDENSED COMBINED STATEMENTS OF INCOME
            For the Three Months Ended September 30, 1996 and the One
              Month Ended August 1, 1997 and the Nine Months Ended
             September 30, 1996 and the Seven Months Ended August 1, 1997



                                  Three Months        One Month          Nine Months      Seven Months
                                     Ended              Ended              Ended             Ended
                                   September 30,       August 1,         September 30,      August 1,
                                     1996               1997                1996              1997
                                   -------------      ---------         --------------   -------------
                                   (unaudited)       (unaudited)        (unaudited)      (unaudited)

REVENUES                         $  3,071,277      $  1,014,280        $  9,886,654      $  8,029,919
COST OF REVENUES                    2,371,423           981,381           6,681,600         5,727,684
                                  -------------      -----------       ------------     -------------
         Gross profit                 699,854            32,899           3,205,054         2,302,235

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                          831,346          (276,815)          2,531,052         1,747,901
                                  -------------      -----------       ------------     -------------
          Income (loss) from
               operations            (131,492)         (243,916)            674,002           554,334

OTHER INCOME (EXPENSE)
    Interest expense                  (34,201)          (37,110)            (94,153)         (118,370)
    Interest and other income          23,417             5,060              61,856             9,765
                                   -----------       -----------        ------------         ---------
         (Loss) income before provision
             for income taxes        (142,276)         (275,966)            641,705           445,729

PROVISION FOR INCOME TAXES              -                  -                 15,786            17,188
                                   ------------     ------------         ----------          --------
         Net (loss) income       $   (142,276)      $  (275,966)       $    625,919     $     428,541
                                  =============     ============       =============    ==============



            The accompanying notes to condensed financial statements
                    are an integral part of these statements.


         MORRIS COUNTY DIRECT MAIL SERVICES, INC. AND RELATED COMPANIES

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                    and the Seven Months Ended August 1, 1997


                                                                           1996                1997
                                                                        -----------        -----------
                                                                       (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $    625,919       $   428,541
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities-
         Depreciation and amortization                                      360,152           340,908
         Gain on sale of property                                              -              (17,617)
         Changes in operating assets (increase) decrease in -
                   Accounts receivable                                   (1,280,995)         (302,459)
                   Other current assets                                     612,872          (295,552)
                   Other assets                                             (49,200)           70,481
         Changes in operating liabilities increase (decrease) in -
                   Other current liabilities                               (136,673)          (64,667)
                   Other liabilities                                       (250,831)           52,403
                                                                         -----------        ----------

                    Net cash provided by (used in) operating activities    (118,756)          212,038
                                                                         -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                  (635,800)         (373,901)
    Acquisition of goodwill                                                (412,300)             -
                                                                         ------------       ----------

                    Net cash used in investing activities                (1,048,100)         (373,901)
                                                                         ------------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowing                                             969,623           429,325
    Issuance of note receivable                                                 -              61,019
    Distributions to Stockholders                                               -            (539,802)
                                                                         ------------       ---------

                    Net cash provided by (used in) financing activities     969,623           (49,458)
                                                                         ------------       ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (197,233)         (211,321)

CASH AND CASH EQUIVALENTS, beginning of period                              534,459           572,714
                                                                         -----------        ----------

CASH AND CASH EQUIVALENTS, end of period                                $   337,226        $  361,393
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

                    MORRIS COUNTY DIRECT MAIL SERVICES, INC.
                              AND RELATED COMPANIES

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the seven and one month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the consolidated financial statements for the year ended December 31, 1997.

       On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts. Concurrently, with the Offering, Vestcom acquired all of the outstanding shares of Morris County Direct Mail Services, Inc. and related companies. Accordingly, the accompanying financial statements of Morris County Direct Mail Services, Inc. and related companies do not include a balance sheet as of September 30, 1997 and reflect Morris County Direct Mail Services, Inc. and related companies' operations and cash flows up until the date of acquisition by Vestcom. See the Vestcom financial statements included elsewhere herein.



                          IMAGE PRINTING SYSTEMS, INC.

                             CONDENSED BALANCE SHEET
                             As of December 31, 1996


                                                               December 31, 1996


                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $       61,137
    Accounts receivable, net                                         1,422,234
    Other current assets                                               659,389
                                                               -----------------

         Total current assets                                        2,142,760

PROPERTY AND EQUIPMENT, net                                          2,725,129
OTHER ASSETS                                                             -
                                                               -----------------

         Total assets                                          $     4,867,889
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                     $        795,494
    Current portion of long-term debt and
          capital lease obligations                                    468,094
    Other current liabilities                                        1,864,883
                                                                ----------------

         Total current liabilities                                   3,128,471

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                         1,433,810
                                                                ----------------

         Total liabilities                                           4,562,281

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                        15,593
    Retained earnings                                                  291,748
                                                               -----------------
                                                                       307,341
    Less-Treasury stock                                                 (1,733)
                                                               -----------------
         Total stockholders' equity                                    305,608
                                                               -----------------
         Total liabilities and stockholders' equity            $     4,867,889
                                                               =================


            The accompanying notes to condensed financial statements
                   are an integral part of this balance sheet.



                          IMAGE PRINTING SYSTEMS, INC.

                         CONDENSED STATEMENTS OF INCOME
            For the Three Months Ended September 30, 1996 and the One
              Month Ended August 1, 1997 and the Nine Months Ended
          September 30, 1996 and the Seven Months Ended August 1, 1997


                                                         Three Months      One Month        Nine Months      Seven Months
                                                           Ended             Ended             Ended             Ended
                                                         September 30,      August 1,       September 30,      August 1,
                                                            1996             1997               1996               1997
                                                         ------------     -----------      -------------     -------------
                                                         (unaudited)      (unaudited)       (unaudited)       (unaudited)

REVENUES                                               $  2,133,079      $  781,725       $ 6,639,331         $5,900,738
COST OF REVENUES                                          1,499,121         545,574         4,697,261          4,109,688
                                                      -------------      -----------      -----------        ----------

         Gross profit                                       633,958         236,151         1,942,070          1,791,050


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                590,256         191,238         1,730,312          1,303,107
                                                      --------------     -----------      ----------           ---------

         Income (loss ) from operations                      43,702          44,913           211,758            487,943

OTHER INCOME (EXPENSE)
    Interest expense                                        (33,996)        (37,770)         (210,226)          (253,089)
    Interest and other income                                  -              1,013              -                 6,916
                                                      --------------     ----------       -----------          ---------
         Net income                                   $       9,706      $    8,156       $     1,532         $  241,770
                                                      ==============     ==========       ===========          =========




            The accompanying notes to condensed financial statements
                    are an integral part of these statements.


                          IMAGE PRINTING SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                    and the Seven Months Ended August 1, 1997


                                                                      1996              1997
                                                                    (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $     1,532        $ 241,770
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Depreciation and amortization                               461,960          396,258
         Loss on write-off of subscriptions receivable                10,855             -
         Changes in operating assets (increase) decrease in -
                   Accounts receivable                            (1,001,072)          95,756
                   Other current assets                              195,194          265,724
         Changes in operating liabilities increase (decrease) in -
                   Other current liabilities                        606,937            99,302
                                                                   ---------        ----------
                  Net cash provided by operating activities         275,406         1,098,810
                                                                   ---------          -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                          (108,774)         (412,801)
                                                                  ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from borrowings                                   (154,569)          (64,725)
    Distributions to Stockholders                                     -              (599,882)
                                                                  ----------       -----------

                  Net cash used in financing activities            (154,569)         (664,607)
                                                                  ----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            12,063            21,402

CASH AND CASH EQUIVALENTS, beginning of period                       61,835            61,137
                                                                  ----------       -----------

CASH AND CASH EQUIVALENTS, end of period                       $     73,898       $    82,539
                                                                ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligation incurred                          $    151,702       $   761,904
                                                               ============       ===========

            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                          IMAGE PRINTING SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the seven and one month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the consolidated financial statements for the year ended December 31, 1997.

       On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts. Concurrently with the Offering, Vestcom acquired all of the outstanding shares of Image Printing Systems, Inc. Accordingly, the accompanying financial statements of Image Printing Systems, Inc., do not include a balance sheet as of September 30, 1997, and reflect Image Printing Systems, Inc.'s operations and cash flows up until the date of acquisition by Vestcom. See the Vestcom financial statements included elsewhere herein.

                        ELECTRONIC IMAGING SERVICES, INC.

                             CONDENSED BALANCE SHEET
                             As of December 31, 1996


                                                         December 31, 1996


                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                            $        45,089
    Accounts receivable, net                                     826,655
    Other current assets                                         525,906
                                                          ---------------

         Total current assets                                  1,397,650

PROPERTY AND EQUIPMENT, net                                    1,526,992
OTHER ASSETS                                                      54,944
                                                          ---------------

         Total assets                                     $    2,979,586
                                                          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                 $      662,575
    Current portion of long-term debt and
     capital lease obligations                                   402,256
    Other current liabilities                                  1,440,516
                                                          ---------------

         Total current liabilities                             2,505,347

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                     817,148
DEFERRED EXPENSES                                                 86,740
PLEDGED STOCK                                                    375,000
                                                          ---------------

         Total liabilities                                     3,784,235
                                                          ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                      11
    Accumulated deficit                                         (429,660)
                                                          ---------------
                                                                (429,649)
    Less-Treasury stock                                         (375,000)
                                                          ---------------
         Total stockholders' equity (deficit)                   (804,649)
                                                          ---------------
         Total liabilities and stockholders' equity       $    2,979,586
                                                          ===============

            The accompanying notes to condensed financial statements
                   are an integral part of this balance sheet.


                        ELECTRONIC IMAGING SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
            For the Three Months Ended September 30, 1996 and the One
              Month Ended August 1, 1997 and the Nine Months Ended
          September 30, 1996 and the Seven Months Ended August 1, 1997


                                        Three Months     One Month             Nine  Months     Seven Months
                                           Ended           Ended                   Ended             Ended
                                       September 30,     August 1,            September 30,      August 1,
                                           1996             1997                  1996              1997
                                       ------------     ------------          -------------      -----------
                                        (unaudited)     (unaudited)            (unaudited)        (unaudited)

REVENUES                               $  2,058,362     $  807,725           $ 5,522,919         $ 5,208,574
COST OF REVENUES                          1,654,237        599,476             4,545,545           3,963,855
                                          ---------     -----------           ----------          ----------
         Gross profit                       404,125        208,249               977,374           1,244,719

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                346,576        106,588             1,010,363             855,845
                                         ----------      -----------           ---------           ---------

         Income (loss) from operations       57,549        101,661               (32,989)            388,874

OTHER INCOME (EXPENSE)
    Interest expense                        (84,139)       (19,366)             (110,326)           (127,250)
    Interest and other income                12,114             10                26,460             (15,052)
                                         ----------       -----------         -----------           ---------

         Income (loss) before
          provision for
          income taxes                     (14,476)         82,305              (116,855)            246,572

PROVISION FOR INCOME TAXES                     -            30,343               -                   91,427
                                         -----------     ---------           ------------           --------
         Net income (loss)              $  (14,476)      $  51,962            $ (116,855)           $155,145
                                        ============     =========           ============          =========



            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                        ELECTRONIC IMAGING SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                    and the Seven Months Ended August 1, 1997


                                                      1996              1997
                                                  (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                            $  (116,855)      $  155,145
    Adjustments to reconcile net income
       (loss) to net cash provided
       (used in) by operating activities-
         Depreciation and amortization               187,336          234,664
         Provision for doubtful accounts              36,267           16,700
         Gain on sale property                          -              12,650
         Changes in operating assets
           (increase) decrease in -
                   Accounts receivable             (143,742)          (26,407)
                   Other current assets            (249,937)          (91,781)
         Changes in operating liabilities
               increase (decrease) in -
                   Other current liabilities        252,151          (268,004)
                                                  ----------        ------------
                  Net cash provided by (used in)
                    operating activities            (34,780)          32,967
                                                  ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment          (190,479)          (8,324)
                                                  ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) from borrowings       202,361          (69,732)
                                                 -----------       -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (22,898)         (45,089)

CASH AND CASH EQUIVALENTS, beginning of period       22,898           45,089
                                                 -----------       -------------
CASH AND CASH EQUIVALENTS, end of period                 -                -
                                                ============       =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligation incurred          $    818,700      $   347,559
                                               =============     ===============

    Purchase of  treasury stock
       through issuance of note                $    375,000               -
                                               ============      ===============

            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                        ELECTRONIC IMAGING SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the seven and one month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the consolidated financial statements for the year ended December 31, 1997.

       On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of the Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts. Concurrently with the Offering, Vestcom acquired all of the outstanding shares of Electronic Imaging Services, Inc. Accordingly, the accompanying financial statements of Electronic Imaging Services, Inc., do not include a balance sheet as of September 30, 1997 and reflect Electronic Imaging Services, Inc.'s operations and cash flows up until the date of acquisition by Vestcom. See the Vestcom financial statements included elsewhere herein.

                          COMPUTER OUTPUT SYSTEMS, INC.

                             CONDENSED BALANCE SHEET
                             As of December 31, 1996


                                                               December 31, 1996

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                 $        -
    Accounts receivable, net                                        964,035
    Other current assets                                            341,311
                                                               ------------

         Total current assets                                     1,305,346

PROPERTY AND EQUIPMENT, net                                         472,003
OTHER ASSETS                                                         36,240
                                                               ------------
         Total assets                                          $  1,813,589
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                                      $      -
    Current portion of long-term debt
      and capital lease obligations                                 244,584
    Other current liabilities                                       904,389
                                                               -------------

         Total current liabilities                                1,148,973

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                        130,072
DEFERRED EXPENSES                                                      -
                                                               -------------

         Total liabilities                                        1,279,045
                                                               -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                         10
    Additional paid-in capital                                      732,470
    Retained earnings                                              (197,936)
                                                                ------------

         Total stockholders' equity                                 534,544
                                                                ------------
         Total liabilities and stockholders' equity            $  1,813,589
                                                               =============



            The accompanying notes to condensed financial statements
                   are an integral part of this balance sheet.



                          COMPUTER OUTPUT SYSTEMS, INC.

                         CONDENSED STATEMENTS OF INCOME
            For the Three Months Ended September 30, 1996 and the One
              Month Ended August 1, 1997 and the Nine Months Ended
          September 30, 1996 and the Seven Months Ended August 1, 1997


                                                Three Months        One Month    Nine Months    Seven Months
                                                    Ended             Ended          Ended        Ended
                                                September 30,        August 1,   September 30,   August 1,
                                                    1996               1997          1996           1997
                                                ------------       ------------  -------------  -------------
                                                (unaudited)        (unaudited)   (unaudited)    (unaudited)

REVENUES                                       $  1,313,551        $  761,036   $  3,681,978    $  4,236,913
COST OF REVENUES                                    798,462           488,270      2,327,822       2,764,962
                                               -------------       ------------ -------------   -------------
        Gross profit                                515,089           272,766      1,354,156       1,471,951

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                        327,237           131,250        864,998         769,576
                                               -------------      ------------- --------------  -------------
        Income from operations                      187,852           141,516        489,158         702,375

OTHER INCOME (EXPENSE)
    Interest expense                                  -                (4,532)      (11,051)         (29,817)
    Interest and other income                         -                   -             -              1,952
                                               ------------       ------------- -------------   -------------
        Income before provision
          for income taxes                          187,852           136,984       478,107          674,510

PROVISION FOR INCOME TAXES                           13,807            14,041        42,362           69,245
                                               ------------       ------------- -----------     ------------
        Net income                            $     174,045       $   122,943   $   435,745     $    605,265
                                              =============       ===========   =============   =============


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.



                          COMPUTER OUTPUT SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                    and the Seven Months Ended August 1, 1997


                                                           1996              1997
                                                         --------        ----------
                                                         (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         $   435,745      $  605,265
    Adjustments to reconcile net income to net cash
       provided by operating activities-
        Depreciation and amortization                       94,761          89,496
        Changes in operating assets (increase) decrease in -
               Accounts receivable                         (45,402)        (10,096)
               Other current assets                        (59,697)       (121,656)
        Changes in operating liabilities
          increase (decrease) in -
               Other current liabilities                  (192,458)        517,794
                                                        -----------   ------------

               Net cash provided by operating activities   232,949       1,080,803
                                                        -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                 (102,909)        (90,886)
    Security deposits                                       (1,800)         (1,320)
                                                        -----------  --------------

               Net cash used in investing activities      (104,709)        (92,206)
                                                        -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayments) from borrowings             (197,925)         45,557
    Distributions to Stockholders                          (17,910)       (927,400)
                                                      -------------  --------------

               Net cash used in financing activities      (215,835)       (881,843)
                                                      -------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (87,595)        106,754

CASH AND CASH EQUIVALENTS, beginning of period              95,468            -
                                                     --------------  --------------

CASH AND CASH EQUIVALENTS, end of period             $       7,873   $     106,754
                                                     =============   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Capital lease obligations incurred                       -       $     161,183
                                                     =============   ==============


            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                          COMPUTER OUTPUT SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the seven and one month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the consolidated financial statements for the year ended December 31, 1997.

       On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of the Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000 net of underwriting discounts. Concurrently with the Offering, Vestcom acquired all of the outstanding shares of Computer Output Systems, Inc. Accordingly, the accompanying financial statements of Computer Output Systems, Inc. do not include a balance sheet as of September 30, 1997 and reflect Computer Output System Inc.'s operations and cash flows up until the date of acquisition by Vestcom. See the Vestcom financial statements included elsewhere herein.

                           LIRPACO INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             As of December 31, 1996

                                                          December 31, 1996

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $          88,198
    Accounts receivable, net                                         743,380
    Other current assets                                             221,989
                                                           -----------------
         Total current assets                                      1,053,567
PROPERTY AND EQUIPMENT, net                                          661,901
                                                           -----------------
         Total assets                                      $       1,715,468
                                                           =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases   $          51,752
    Other current liabilities                                        711,573
                                                           -----------------

         Total current liabilities                                   763,325

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                         245,166
DEFERRED EXPENSES                                                     26,474
                                                           ------------------

         Total liabilities                                         1,034,965
                                                           -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock                                                         102
    Preferred stock                                                  170,206
    Retained earnings                                                474,943
    Cumulative translation adjustments                                35,252
                                                           ------------------

         Total stockholders' equity                                  680,503
                                                           -----------------
         Total liabilities and stockholders' equity          $     1,715,468
                                                           ==================


            The accompanying notes to condensed financial statements
                   are an integral part of this balance sheet.



                           LIRPACO INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the Three Months Ended September 30, 1996 and the One
              Month Ended August 1, 1997 and the Nine Months Ended
          September 30, 1996 and the Seven Months Ended August 1, 1997


                                                 Three Months      One Month         Nine Months        Seven Months
                                                    Ended            Ended              Ended               Ended
                                                 September 30,      August 1,       September 30,         August 1,
                                                    1996              1997              1996                1997
                                                 -------------     -----------      -------------        ------------
                                                  (unaudited)      (unaudited)      (unaudited)          (unaudited)

REVENUES                                       $  1,294,368      $    361,626     $  3,778,489         $   2,499,443
COST OF REVENUES                                    853,467           292,383        2,489,714             1,746,423
                                                -----------      --------------  -------------         -------------
         Gross profit                               440,901            69,243        1,288,775               753,020

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                        346,230            80,375          979,419               602,391
                                               -------------    --------------   -------------         --------------
         Income (loss) from operations               94,671           (11,132)         309,356               150,629

OTHER INCOME (EXPENSE)
    Interest expense                                 (4,769)             (908)         (13,428)              (17,139)

    Interest and other income                          -                  -              -                      -
                                               -------------    --------------  --------------         --------------
         Income (loss) before provision for
           income taxes                              89,902           (12,040)         295,928               133,490

PROVISION FOR INCOME TAXES                           12,039               -             63,545                36,383
                                              --------------    --------------- ---------------       --------------
         Net income (loss)                   $       77,863    $      (12,040)   $     232,383        $       97,107
                                             ===============    ==============   =============        ==============



            The accompanying notes to condensed financial statements
                    are an integral part of these statements.


                           LIRPACO INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                    and the Seven Months Ended August 1, 1997


                                                                1996                    1997
                                                            (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $   232,383               $  97,107

    Adjustments to reconcile net income to net cash
       provided by operating activities-
         Depreciation and amortization                         73,005                  48,099
         Changes in operating assets (increase) decrease
                   Accounts receivables                       129,808                 105,949
                   Other current assets                       210,378                 (38,178)
         Changes in operating liabilities increase (decrease)
                   Other current liabilities                 (130,568)               (175,983)
                   Deferred charges                            36,638                    (195)
                                                            ---------               ----------
                  Net cash provided by operating activities   551,644                  36,799
                                                            ---------               ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                   (167,058)                 (91,697)
                                                           ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cumulative translation adjustment                              2                   41,840
    Net (proceeds) repayments from borrowings               (384,588)                  10,445
                                                           ----------               ----------
                  Net cash provided by
                    (used in) financing activities          (384,586)                  52,285
                                                           ----------               ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      -                       (2,613)

CASH AND CASH EQUIVALENTS, beginning of period                 -                       88,198
                                                          -----------               ----------

CASH AND CASH EQUIVALENTS, end of period                  $    -                    $  85,585
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

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the seven and one month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the consolidated financial statements for the year ended December 31, 1997.

        On July 30, 1997, Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts. Concurrently with the Offering, Vestcom acquired all of the outstanding shares of Lirpaco, Inc. Accordingly, the accompanying financial statements of Lirpaco, Inc. do not include a balance sheet as of September 30, 1997 and reflect Lirpaco Inc.'s operations and cash flows up until the date of acquisition by Vestcom. See the Vestcom financial statements included elsewhere herein.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of the Company's initial public offering (the "Offering") on August 4, 1997, the Company acquired the Founding Companies, each of which had been operating as a separate independent entity.

For accounting purposes, the acquisition date was deemed to be August 1, 1997, at which time the Founding Companies were consolidated with the Company as Vestcom International, Inc. The Balance Sheet as of September 30, 1997, includes the Founding Companies. The Results of Operations for the Three and Nine Months Ended September 30, 1997, and the Statements of Cash Flows for the Nine Months Ended September 30, 1997, includes the results of Vestcom for the entire period and the results of the acquired Founding Companies only since August 1, 1997. Consequently, management believes that individual Founding Companies financial comparisons are no longer meaningful. Therefore, third quarter 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on a pro forma consolidated basis.

The Founding Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Founding Companies), which have influenced, among other things, their historical levels of owners' compensation. In connection with the organization of the Company, these owners and certain key employees have agreed to certain reductions in their compensation commencing on the consummation of the Offering.

Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies (the "Acquisitions") and the financing activities related thereto, including the Offering, intends to integrate these businesses and their operations and administrative functions over a period of time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, particularly in obtaining greater volume discounts from suppliers, but will also necessitate additional costs and expenditures for corporate management and administration (including costs related to the hiring of additional management personnel), corporate expenses related to being a public company, systems integration and facilities expansion. These various costs and possible cost-savings may make comparison of historical operating results not comparable to, or indicative of, future performance. In addition, Vestcom may make payments of up to $2.8 million and may issue up to an additional 844,997 shares of Common Stock in connection with the Acquisitions of four Founding Companies if specified revenue or earnings thresholds are attained during various periods ending no later than two years after the first day of the fiscal quarter in which the Offering was consummated. Any earn-outs will increase goodwill recorded for the Acquisition transactions. The amortization of any additional goodwill and the increased number of shares issued if the earn-outs are achieved will negatively affect the Company's future earnings per share.

For all the reasons set forth above and others, the following discussion of Pro Forma Results of Operations should be read with the foregoing caveats as to non-comparability in mind.

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

PRO FORMA RESULTS OF OPERATIONS
================================================================================

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996
================================================================================

Pro Forma revenues increased $5,169,000, or 10.7%, from $48,368,000 for the nine months ended September 30, 1996 to $53,537,000 for the nine months ended September 30, 1997. This increase was primarily attributable to increased volumes of Vestcom's production of statements, point-of- purchase labels and micrographics, although revenues also increased in most other areas of Vestcom's business.

Vestcom's Pro Forma gross profit increased $3,017,000, or 18.2%, from $16,554,000 for the nine months ended September 30, 1996 to $19,571,000 for the nine months ended September 30, 1997. The Pro Forma gross profit margin increased from 34.2% in 1996 to 36.6% in 1997 primarily due to improved capacity utilization resulting from the increased volume of business and the refinancing through capital leases of certain existing production equipment which resulted in reduced lease and maintenance costs.

Pro Forma selling, general and administrative expenses increased $1,036,000, or 9.0% from $11,567,000 for the nine months ended September 30, 1996 to $12,603,000 for the nine months ended September 30, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 23.9% in 1996 to 23.5% in 1997. The increase in the dollar amount of Pro Forma selling, general and administrative expense was primarily attributable to increased compensation expense for new technical personnel, increased commissions, increased administrative expenses to support the greater volume of business and the costs associated with the new Vestcom corporate structure while the percentage decrease was attributable to the increase in revenues discussed above.

Pro Forma interest expense increased $427,000 or 100% from $0 for the nine months ended September 30, 1996, to $427,000 for the nine months ended September 30, 1997. The increase in interest expense was due to capitalized leases entered into in 1997.

Pro Forma interest and other income increased $161,000 or 99% from $163,000 for the nine months ended September 30, 1996 to $324,000 for the nine months ended September 30, 1997. This increase was due primarily to the temporary investment of cash generated by Vestcom's initial public offering.

Pro Forma net income increased from $2,000,000 for the nine months ended September 30, 1996 to $3,029,000 for the nine months ended September 30, 1997, for the reasons discussed above.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996
================================================================================
Pro Forma revenues increased $1,424,000, or 8.9%, from $16,049,000 for the three months ended September 30, 1996 to $17,473,000 for the three months ended September 30, 1997. This increase was primarily attributable to increased volumes of Vestcom's production of statements, point-of purchase labels and micrographics, although revenues also increased in most other areas of Vestcom's business.

Vestcom's Pro Forma gross profit increased $1,285,000, or 25.2%, from $5,091,000 for the three months ended September 30, 1996 to $6,376,000 for the three months ended September 30, 1997. The Pro Forma gross profit margin increased from 31.7% in 1996 to 36.5% in 1997 primarily due to improved capacity utilization resulting from the increased volume of business and the refinancing through capital leases of certain existing production equipment which resulted in reduced lease and maintenance costs.

Pro Forma selling, general and administrative expenses increased $405,000, or 10.3% from $3,944,000 for the three months ended September 30, 1996 to $4,349,000 for the three months ended September 30, 1997. As a percentage of revenues, selling general and administrative expenses increased from 24.6% in 1996 to 24.9% in 1997. The increase in Pro Forma selling, general and administrative expenses was primarily due to increased compensation expense for new technical personnel, increased commissions, increased administrative expenses to support the greater volume of business and the costs associated with the new Vestcom corporate structure.

Pro Forma interest expense increased $177,000 from $0 for the three months ended September 30, 1996, to $177,000 for the three months ended September 30, 1997. The increase in interest expense was due to capitalized leases entered into in 1997.

Pro Forma interest and other income increased $207,000 or 259% from $80,000 for the three months ended September 30, 1996 to $287,000 for the three months ended September 30, 1997. This increase was due primarily to the temporary investment of cash generated by Vestcom's initial public offering.

Pro Forma  net  income  increased  from  $373,000  for the  three  months  ended
September 30, 1996 to $919,000 for the three months ended September 30, 1997, for the reasons discussed above.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES
================================================================================

On July 30, 1997 Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The capital raised by this offering was approximately $54,000,000 net of underwriting discounts. On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000. At September 30, 1997, the entire credit line was available.

At September 30, 1997, Vestcom had working capital of $26,460,000. Net cash provided by operating activities for the nine months ended September 30, 1997 was $3,470,000. Net cash used in investing acitivities for the nine months ended September 30, 1997 was ($73,525,000) which includes the acquisition of the Founding Companies. Net cash provided by financing activities for the nine months ended September 30, 1997 was $71,481,000 which includes the issuance of common stock relating to the public offering.

Long term debt of $8,454,000 consists primarily of capital leases with equipment vendors for production equipment. Vestcom incurs postage costs on behalf of customers of approximately $3,000,000 to $6,000,000 each month. The Company's policy is to collect such postage costs from its customers in advance. To the extent the Company is unsuccessful in doing so, cash flow is negatively affected and Vestcom may be required to utilize its bank credit line. While no assurance can be given, management of Vestcom believes it has adequate cash flow and financing alternatives available to it to fund its operations and its plan to acquire additional related businesses for the foreseeable future.
================================================================================

COMVESTRIX CORP.
================================================================================

On August 4, 1997, all of the outstanding stock of Comvestrix Corp. was acquired by Vestcom International, Inc. Accordingly, management believes that comparative analysis of the operating results of Comvestrix for the three months and nine months ended September 30, 1996, to the one month and the seven months ending August 1, 1997 (the effective date of acquisition by Vestcom for accounting purposes), as well as a Comvestrix Liquidity and Capital Resource discussion would not be meaningful. See Vestcom International, Inc. Pro Forma Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

MORRIS COUNTY DIRECT MAIL SERVICES, INC. and related companies (DMS)
================================================================================

On August 4, 1997, all of the outstanding stock of DMS was acquired by Vestcom International, Inc. Accordingly, management believes that comparative analysis of the operating results of DMS for the three months and nine months ended September 30, 1996, to the one month and the seven months ending August 1, 1997 (the effective date of acquisition by Vestcom for accounting purposes), as well as a DMS Liquidity and Capital Resource discussion would not be meaningful. See Vestcom International, Inc. Pro Forma Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

IMAGE PRINTING SYSTEMS, INC.
================================================================================

On August 4, 1997, all of the outstanding stock of Image was acquired by Vestcom International, Inc. Accordingly, management believes that comparative analysis of the operating results of Image for the three months and nine months ended September 30, 1996, to the one month and the seven months ending August 1, 1997 (the effective date of acquisition by Vestcom for accounting purposes), as well as an Image Liquidity and Capital Resource discussion would not be meaningful. See Vestcom International, Inc. Pro Forma Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

ELECTRONIC IMAGING SERVICES, INC. (EIS)
================================================================================

On August 4, 1997, all of the outstanding stock of EIS was acquired by Vestcom International, Inc. Accordingly, management believes that comparative analysis of the operating results of EIS for the three months and nine months ended September 30, 1996, to the one month and the seven months ending August 1, 1997 (the effective date of acquisition by Vestcom for accounting purposes), as well as an EIS Liquidity and Capital Resource discussion would not be meaningful. See Vestcom International, Inc. Pro Forma Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

COMPUTER OUTPUT SYSTEMS, INC.
================================================================================

On August 4, 1997, all of the outstanding stock of Computer Output was acquired by Vestcom International, Inc. Accordingly, management believes that comparative analysis of the operating results of Computer Output for the three months and nine months ended September 30, 1996, to the one month and the seven months ending August 1, 1997 (the effective date of acquisition by Vestcom for accounting purposes), as well as a Computer Output Liquidity and Capital Resource discussion would not be meaningful. See Vestcom International, Inc. Pro Forma Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

COS INFORMATION
================================================================================

On August 4, 1997, all of the outstanding stock of COS Information was acquired by Vestcom International, Inc. Accordingly, management believes that comparative analysis of the operating results of COS Information for the three months and nine months ended September 30, 1996, to the one month and the seven months ending August 1, 1997 (the effective date of acquisition by Vestcom for accounting purposes), as well as a COS Information Liquidity and Capital Resource discussion would not be meaningful. See Vestcom International, Inc. Pro Forma Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

                           Part II: Other Information


Item 2 - Changes in Securities and Use of Proceeds


     The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-23519) declared effective by the Securities and Exchange Commission (the "SEC") on July 29, 1997. The offering commenced on July 30, 1997 and terminated after all securities were sold. Pursuant to Rule 463 promulgated by the SEC, the Company provides the following information regarding its initial public offering:

     (a) The managing underwriters were Oppenheimer & Co., Inc. and Prudential Securities Incorporated.

     (b) The title of the class of stock registered was Common Stock, no par value. The Company sold all 4,427,500 shares that were registered (including 577,500 shares which were sold pursuant to the exercise of the Underwriters' over-allotment option). There were no selling securityholders. The aggregate price of the offering amount registered and sold was $57,557,500.

     (c) From July 30, 1997 through September 30, 1997, the Company's reasonable estimate of the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions was $4,029,025, for finders' fees was $0, for expenses paid to or for underwriters was $ 0 and for other expenses was $3,796,402. Thus, the total amount of such expenses was $7,825,427 and the net proceeds to the Company was $49,732,073. Except as set forth in the immediately following sentence, none of the above-mentioned expenses represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. As set forth in the above-mentioned registration statement, one of the Company's directors (Richard D. White) is a Managing Director at Oppenheimer & Co., Inc., one of the managing underwriters of the Company's initial public offering.

     (d) From July 30, 1997 through September 30, 1997, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:

                                                          Reasonable Estimated
            Category                                             Amount

            Construction of plant, building and facilities             0

            Purchase and  installation  of  machinery  and
            equipment                                           $   182,537

            Purchases of real estate                                  0

            Acquisition of other businesses                     $16,032,592

            Repayment of indebtedness                           $10,235,979

            Working capital                                           0

            Short term investments                              $23,280,965

            Other  purposes  for  which at least  $100,000
            has been used                                             0

None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company other than as set forth below. As described in the Company's registration statement, simultaneously with the consummation of the Company's initial public offering, the Company acquired seven companies which provide computer output and document management services (the "Founding Companies"). The following directors and executive officers of the Company received the following cash payments as part of the consideration paid to them as stockholders of their respective Founding Companies: Joel Cartun (the Company's President and Chairman of the Board) received $4,129,610, Gary Marcello (a director of the Company) received $3,271,303, Howard April (a director of the Company) received $502,640 and Leslie Abcug (an executive officer of the Company) received $90,813.

     None of the uses described above represents a material change in the use of proceeds described in the above-mentioned registration statement.


         Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27.1 Financial Data Schedule (For Electronic Submission Only)

         (b)      Reports on Form 8-K:

                  None



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VESTCOM INTERNATIONAL, INC.



                                      By:  /s/Harvey Goldman
                                           _______________________________
                                           Harvey Goldman, Executive Vice
                                           President and Chief Financial Officer

                                           Dated:  November 14, 1997