Form 10-K
period 1997-12-31
VESTCOM INTERNATIONAL INC
filed 1998-03-31
CIK 1034941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended December 31, 1997.

 [ ] Transition  Report  Pursuant  to  Section 13 or 15(d) of  the  Securities
     Exchange Act of 1934  for the transition period from ___ to ___

                             Commission File Number
                                    333-23519

                           VESTCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       New Jersey                                           22-3477425
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

      1100 Valley Brook Avenue, Lyndhurst, New Jersey 07071; (201) 935-7666 (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

        Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                           Common Stock, no par value

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                   No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by non-affiliates as of March 1, 1998 was approximately $60.7 million.

     Number  of  shares  of  Common  Stock  outstanding  as of  March  1,  1998:
8,483,811.

     Documents incorporated by reference: Definitive Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders (Part III).

                           VESTCOM INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                     Part I
                                                                           PAGE
Item 1  Business............................................................  3
Item 2  Properties.......................................................... 16
Item 3  Legal Proceedings................................................... 16
Item 4  Submission of Matters to a Vote of Security Holders................. 16
Item 4A Executive Officers of the Registrant................................ 16

                                     Part II

Item 5  Market for the Registrant's Common Equity and Related
        Stockholder Matters................................................. 18
Item 6  Selected Financial Data............................................. 20
Item 7  Management's Discussion and Analysis of Results of
          Operations and Financial Condition................................ 21
Item 7A Quantitative and Qualitative Disclosures About Market Risk.......... 24
Item 8  Financial Statements and Supplementary Data......................... 24
Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................... 24

                                    Part III

Item 10 Directors of the Registrant......................................... 24
Item 11 Executive Compensation.............................................. 24
Item 12 Security Ownership of Certain Beneficial Owners and
          Management........................................................ 24
Item 13 Certain Relationships and Related Transactions...................... 24

                                     Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports
          on Form 8-K....................................................... 25

Signatures.................................................................. 28

                                     PART I

Item 1.  Business

General

     Vestcom International, Inc. ("Vestcom" or the "Company") is an international provider of computer output and document management services. Vestcom was founded in September 1996. Concurrently with the consummation of Vestcom's initial public offering (the "IPO") on August 4, 1997, Vestcom acquired seven computer output and document management service companies (the "Founding Companies"), which operated 19 facilities in nine states and in the Province of Quebec, Canada. Since the IPO, the Company has expanded its operations through internal growth and by acquiring four additional operating companies with facilities in five additional states and in Toronto, Ontario, Canada. The companies acquired by Vestcom since the IPO, along with the Founding Companies, are referred to herein as the "Operating Companies." Prior to the IPO, Vestcom did not conduct any operations. Unless otherwise indicated, all references to the business of the Company prior to the IPO refer to the businesses of the Founding Companies as they were conducted on an independent basis.

     The Company's knowledge of the industry, its technological expertise, resources and operating efficiencies enable it to provide a broad range of services from multiple locations at a competitive cost. The Operating Companies provide a number of value-added services including (i) the production and distribution of time-sensitive computer-generated documents, including invoices, statements, reports and point-of-purchase shelf labels, (ii) demand publishing and marketing materials fulfillment, (iii) commingling, intelligent inserting and mailing services and (iv) forms management. The Company maintains a website at vestcomintl.com.

     The Company provides services to a broad range of industries, including financial, telecommunications, pharmaceutical, health care, publishing, retailing and manufacturing industries. The Company believes that its services afford its customers an opportunity to obtain improved quality, reliability and turnaround of documents, at a reduced cost. The Company's services enable customers to:

       o Utilize a broad range of computer output services to create documents for their specific needs

          The Company believes that one of its key competitive advantages is its significant computer processing and programming capabilities. The Company's technical staff designs and implements the software and systems to produce customized output for customers. The Company's capabilities provide customers with the flexibility to obtain small or large volumes of documents with the same high quality, while permitting each document to contain customized or individualized information. The Company produces documents for most of its customers on a regular basis, either daily, weekly, monthly, quarterly or as otherwise required by the customer.

        o Obtain computer output and document management services at a reduced cost

          The Company's advanced computer processing and distribution capabilities permit customers to reduce their production, distribution and mailing costs. Customers can also reduce their overhead and fixed costs by decreasing or eliminating equipment, floor space, personnel, utilities and other related expenses. The Company's specialized equipment can be utilized 24 hours a day, seven days a week, to meet customers' needs. In contrast, in order to perform many computer output and document management services in-house, customers are required to make significant capital expenditures for equipment which may not be utilized cost-effectively.

         o  Reduce turnaround time and substantially reduce downtime

          The Company reduces turnaround time and downtime through its (i) advanced technology, including direct customer data links which speed processing time, (ii) distributed processing, by which the Company maximizes equipment utilization and distributes data received from customers to geographically dispersed output and production centers, enabling customers to reduce distribution costs while improving delivery time and (iii) internal equipment redundancy and multi-site production capabilities, which provide backup protection for equipment failure.

         o  Gain access to the newest technologies

          The Company keeps abreast of frequent changes in technology and equipment in the computer output and document management services industry, enabling its customers to (i) receive the benefits of technological advances without making significant investments in hardware and software, (ii) retain the flexibility to change the equipment and technologies they utilize as their respective needs change and (iii) select from among a variety of medium, such as paper, compact disc and microfiche. The Company is planning to introduce a service to enable customers to distribute documents through the Internet. The Company shares its technological expertise and resources Company-wide.

          This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under "Risk Factors."

Industry Overview

          The computer output and document management services business is highly fragmented and is characterized by many small companies, numerous in-house operations and several national service providers. The Company believes that many of these companies serve local markets and provide a narrow range of services. As a result of the increased complexity and volume of computer-generated documents and the increased costs of producing these documents in-house, a growing number of companies have looked to outsourcing as an alternative to performing computer output and document management services in-house. The Company believes that many computer output and document management services businesses: (i) have insufficient capital for expansion; (ii) do not invest sufficiently in rapidly changing technologies; and (iii) are unable to meet the needs of large and/or geographically dispersed clients.

          The  Company  believes  that the  growth of the  computer  output  and document management services market is being driven by several factors, including: (i) the increasing trend of businesses to outsource their non-core functions; (ii) the growth of the companies and industries in the Company's customer base, which has resulted in an increase in the volume and variety of documents which these companies need to generate; (iii) the increased demand of managers, employees and customers for time-sensitive computer-generated documents as a result of recent advances in information technology; and (iv) government regulations that require the reporting and retention of, and access to, a broad range of information.

Strategy

          The Company believes it is well-positioned to pursue its goal of becoming a leading provider of computer output and document management services, initially in the U.S. and portions of Canada, and eventually on a broader international scale. The Company has implemented the following strategies for both internal growth and growth through selective acquisitions as it seeks to pursue this goal:

         Strategy for Internal Growth:

Provide a Broad Range of High Quality Services at a Competitive Cost from Multiple Locations

          The Company provides a broad range of high quality computer output and document management services at a competitive cost from multiple locations. The Company's experience combined with its size and scope of service offerings enables it to provide customers with "one stop" computer output shopping at a competitive cost.

Achieve Cost Savings Through Consolidation and Economies of Scale

          The Company intends to achieve economies of scale by (i) consolidating a number of administrative functions; (ii) combining the purchasing of such items as materials and supplies, equipment maintenance and employee benefits;
(iii) reducing or eliminating redundant functions and facilities; and (iv) utilizing a communications network to maximize equipment utilization and to speed delivery.

Capitalize on Cross-Selling Opportunities

          The Company has initiated cross-selling efforts and intends to further capitalize on the expertise of the various Operating Companies to expand the range of services provided to existing customers as well as to broaden the Company's customer base. For example, the Company believes that its mailing services could be marketed to customers for whom the Company presently produces computer-generated documents, while its output services could be marketed to customers that presently utilize the Company's mailing services. The Company further believes that new technologies shared among the Operating Companies will increase the Company's cross-selling opportunities. In addition, certain of the Operating Companies have expertise in particular industries and with specific types of customers, such as financial institutions, supermarket chains and telecommunications companies. The Company believes that this expertise will enhance its ability to obtain and service customers in the same industries in additional geographic areas.

Provide Complete Outsourcing Solutions for Clients

          The Company intends to provide a turnkey document output and distribution service in which the Company assumes most of the document output and distribution responsibilities previously performed by the customer's in-house operations. The Company believes that, in most cases, it can perform these services more cost-effectively than the customer can perform them internally. The Company believes that its knowledge of the industry, technological expertise, resources and operating efficiencies will enhance its ability to successfully market this service.

          Acquisition Strategy:

          Concurrently with the consummation of its IPO, Vestcom acquired the Founding Companies, which operated 19 facilities in nine states and in the Province of Quebec, Canada. Since the IPO, the Company has expanded its operations through internal growth and by acquiring four additional operating companies in five additional states and in Toronto, Ontario, Canada. The Company plans to acquire additional companies in the highly-fragmented computer output and document management services industry.

          As the Company grows, it will seek to expand into targeted geographic areas in the United States, Canada and abroad by acquiring companies that have specified characteristics. Targeted geographical areas include those areas which have a high concentration of potential customers with high-volume, computer-generated output. In identifying potential acquisition candidates, the Company will look for companies (i) with services that are similar or complementary to those provided by the Company; (ii) serving geographic markets targeted by the Company; (iii) with strong management and customer relationships; and (iv) that are expected to be accretive to the Company's earnings per share or otherwise provide strategic value to the Company.

          In addition, as opportunities arise, the Company will seek to augment the operations of the Operating Companies and to capitalize on economies of scale with "tuck-in" acquisitions in the same or contiguous areas that can be assimilated into existing operations. The Company believes that it can increase market share through tuck-ins by adding additional customers and leveraging operational efficiencies through the sharing of capacities and capabilities and the elimination of duplicate overhead. The Company also intends to grow by acquiring the in-house computer output centers of targeted corporations.

          For a  discussion  of  certain  risks  associated  with the  Company's
acquisition  strategy,   see  "Risk  Factors--Risks  Related  to  the  Company's
Acquisition Strategy" and "--Need for Additional Financing."

          The Company is regularly engaged in discussions with additional acquisition candidates and may from time to time enter into letters of intent with respect to the acquisition of such businesses. No assurance can be given, however, that the Company will acquire any additional businesses.

Services

          The Company provides a variety of computer output and document management services for its customers based on their specific needs. These services include the following:

Output Services

         Production and Distribution of Time-Sensitive Documents

          The Company converts electronic data received from its customers into informative, accurate and customized documents such as brokerage statements, bank statements, invoices, pension reports, credit union statements and management reports (including sales reports, financial and accounting reports and inventory reports). The Company's technical staff develops specialized systems and software to meet its customers' needs. Upon receipt of computer data from its customers, the data are processed through the specialized systems and software generally developed by the Company to provide, among other things, customized formatting of output, cost-effective and speedy postal delivery, intelligent insertion, selective distribution and quality control. The Company's processing of its customers' data enables the Company to create customized output, such as selective marketing messages and highlight color on invoices. The Company's capabilities enable it to image small or large volumes of documents with the same high quality, while permitting each document to contain customized or individualized information. The Company's capabilities also include the distribution of data received from customers to geographically dispersed output and production centers, enabling customers to reduce distribution costs while improving delivery time The Company produces documents for most of its customers on a regular basis, either daily, weekly, monthly, quarterly or as otherwise required by the customer.

     The Company offers its customers a variety of medium for the production and distribution of documents, including paper, compact disc, microfiche and microfilm. Compact disc is primarily used for rapid access to information and in situations where the user needs to manipulate the data easily. Microfiche and microfilm are used primarily for archiving and for other purposes which are not highly time-sensitive. The Company is also planning to introduce a service to enable customers to distribute documents through the Internet.

         Production and Distribution of Computer-Generated Labels

     The Company produces and distributes computer-generated point-of-purchase labels for supermarkets, grocery stores, drug stores and discount and retail department stores. These labels generally display the product's price (including unit price), a bar-code for scanning and information about the product such as its size and weight. The Company utilizes high-speed laser printers and specialized finishing equipment to produce such labels. The Company offers both vinyl and paper laminated labels to its customers. The Company provides rapid turnaround of labels to its customers' stores and distribution centers daily, weekly or as otherwise required to reflect changes in the information contained on the labels.

         Demand Publishing and Marketing Materials Fulfillment


     The Company prints, packages and distributes documents that are subject to frequent revision or unpredictable demand, such as product instruction manuals, training manuals and technical materials. For example, a software company that provides instruction manuals to its customers may need to update the manuals frequently to reflect changes in its product. The Company's print on demand system permits the customer to revise the instruction manual and cost-effectively produces the number of copies the customer requires at the time the information is needed. The flexibility of the Company's system enables the customer to make product enhancements (such as corrections or improvements to product manuals) without maintaining costly inventories of documents which might quickly become outdated. The Company provides complete assembly of software packages, including coordination of software duplication and production of the applicable documentation.

     In addition to the electronic storage of data for print on demand requirements, the Company also receives printed marketing and related materials from customers, stores them and then ships the materials to various locations upon the receipt of a customer order. The Company receives orders to ship materials by telephone, computer, phone mail, fax, mail, electronic mail and Electronic Data Interchange (EDI). The Company's inbound telemarketing service includes customer service representatives who take orders and provide information concerning inventory availability, anticipated delivery and the status of previously placed orders. The Company also produces customized computer reports which track the volume and frequency of shipments of materials to various locations.

Commingling, Intelligent Inserting and Mailing Services

     The Company provides cost-effective and rapid distribution of completed documents and is able to obtain postal discounts of up to approximately 25% off the current U.S. first class single piece postage rate. By maximizing equipment utilization and distributing data received from customers to geographically dispersed output and production centers, the Company enables customers to reduce distribution costs while improving delivery time.

     Commingling

     By combining volumes of mail from a number of customers and adding postal bar-codes, the Company is able to generate postal discounts for customers that do not produce sufficient volume to obtain these benefits on their own.

     Insertion

     The  Company  provides  both  selective   (intelligent)  and  non-selective
insertion services. The Company's insertion equipment folds and inserts reports, bills, invoices and other marketing materials into envelopes.

         Presorting

     The Company sorts mail to United States and Canadian Postal Service specifications and adds postal bar-codes in order to obtain the greatest available discount and speed delivery.

Computer Center Document Outsourcing Services

     As contrasted with the Company's individualized applications for customers, the Company's Computer Center Document Outsourcing Services is a turnkey document output and distribution service to meet the customer's output processing needs, and which may also include mailing services. The Company will typically assume most of the document output and distribution responsibilities previously performed by the customer's in-house operations. The Company believes that this service will often enable the customer to close its in-house computer output printing center. The customer transmits its computer-generated data to the Company's output and production centers, which then processes, produces and distributes all of the reports, invoices, statements and other computer output documents needed by the customer. The Company intends to increase its marketing efforts related to this service, and believes that its knowledge of the industry, technological expertise, resources and operating efficiencies will enhance its ability to successfully market this service.

Forms Management

     The Company's services include the purchase, storage and maintenance of printed forms, envelopes, letterhead and marketing materials for customers. The Company also offers limited offset printing services to print forms, stationery and other marketing materials.

Development of New Services

     The Company believes that its future success depends on its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers. For example, during the last five years, several of the Operating Companies have increased their document storage capabilities. While previously offering only microfiche and microfilm technology, several of the Operating Companies now offer customers compact disc technologies. In addition, as postal regulations have changed, several of the Operating Companies have improved and updated their software capabilities in order to process nine digit zip codes and use bar coding to take advantage of new postal discounts.

     The Company continually faces challenges in keeping abreast of new technologies. As an example of a future challenge, many companies may increase their use of the Internet to transmit information to employees or customers. The Company is planning to introduce a service to enable customers to distribute documents, such as statements and invoices, though the Internet. No assurance can be given that the Company will be able to provide this service to customers or that it will be commercially viable for the Company to do so. To remain competitive, the Company may need to be prepared to offer its customers services that utilize other technologies. The Company attempts to keep up with technological advances by attending trade shows and by maintaining close contact with its principal customers and equipment/technology vendors.

Confidentiality of Customer Information

     A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information of its customers. The Company has implemented a uniform policy throughout the Company to protect confidential information, and has an ongoing process of requiring all new employees and, to the extent practical, existing employees, to execute confidentiality agreements to the extent not previously executed. In addition, the Company has obtained printer's error insurance to attempt to reduce the economic impact of any breach. A breach of confidentiality would also have collateral damaging effects on the Company's business reputation.

Sales and Marketing

     The Company's sales efforts are handled principally through its in-house direct sales staff of approximately 60 people located in 11 states and in the Provinces of Quebec and Ontario, Canada. The Company's sales representatives generally have expertise in specific industries, such as the pharmaceutical, telecommunications and financial services industries, and in specific output services, such as statements, computer-generated point-of-purchase shelf labels, compact discs and demand publishing. The Company employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects.

     Vestcom's management augments the work of the local sales personnel through a variety of direct marketing techniques, including direct mail, regular participation in industry trade shows and conferences, articles and advertisements in trade journals and Company-sponsored seminars for customers and prospective customers. Management also works with local sales personnel to structure regional sales programs, national accounts programs and cross-selling programs and to discuss the development of new services.

     The Company provides Company-wide marketing support to its sales staff through the production and distribution of marketing materials, telemarketing and seminars. The Company's sales and customer service personnel interact extensively with the customer and the Company's operations staff to address specific customer needs.

Customers

     The Company's customer's include financial institutions, telecommunications companies, pharmaceutical companies, health care institutions, publishing companies, supermarkets and other retailers, and manufacturing firms. No one customer presently accounts for over 3% of the Company's revenues.

     The Operating Companies have demonstrated the ability to retain customers over the long-term under short-term contracts, and in many instances, without written contracts. The Company believes that quality of performance, on-going customer support and the technologically advanced customized services provided by the Operating Companies have contributed to this record of successful customer retention. No assurance can be given that the Company will be able to retain these customers, or the customers of other companies that the Company may acquire in the future. The Company may also lose customers or have difficulty in acquiring new customers as a result of the highly competitive industry in which the Company operates or a customer deciding to discontinue outsourcing certain applications.

Competition

     The Company operates in a highly competitive industry. A significant source of competition is the in-house document handling capability of the Company's target customer base. There can be no assurance that these businesses will outsource more of their computer output and document management needs or that such businesses will not bring in-house services that they currently outsource. In addition, with respect to those services that are outsourced, the Company competes with a variety of companies, many of which have greater financial resources than the Company. A number of the Company's current suppliers of equipment and services are also a source of competition. The Company's major competitors include Xerox Business Services, Pitney Bowes Management Services, Anacomp, First Image (a subsidiary of First Data Corporation), Output Technologies (a division of DST Systems), IKON Office Solutions and Lason, as well as smaller local providers.

     Certain of the Company's competitors operate in broader geographic areas than the Company, and others may choose to enter the Company's areas of operation in the future. In addition, the Company intends to enter new geographic areas through internal growth and by acquiring existing companies, and expects to encounter significant competition from established competitors in each of these new areas. As a result of this highly competitive environment, the Company may lose customers or have difficulty in acquiring new customers and new companies and its results of operations may be adversely affected.

     The Company  believes that the principal  competitive  factors in providing computer output and document management services include technological expertise, quality and accuracy, turnaround time, price, reliability and security of service, reputation, client industry expertise, capacity and customer support and service. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so.

Employees

     At December 31, 1997, the Company had approximately 885 full-time and 130 part-time employees. No employees of the Company are represented by a labor union. The Company considers its relations with its employees to be good.

                                  RISK FACTORS

Absence of Combined Operating History; Risks of Integration

     Prior to the consummation of the IPO and the acquisitions of the Founding Companies on August 4, 1997, Vestcom conducted no operations other than in connection with the IPO and the acquisitions of the Founding Companies. The Company has acquired four additional operating companies since the IPO. These companies, together with the Founding Companies, are referred to herein as the "Operating Companies." Prior to their respective acquisitions, the Operating Companies operated as separate, independent businesses. Consequently, the historical and pro forma financial information herein may not be indicative of the Company's financial condition and future operating results. The Company is in the process of establishing centralized accounting and other administrative systems. Until this centralization is complete, the Company will rely on the separate systems of the Operating Companies. The success of the Company will depend, in part, on the extent to which the Company is able to centralize these functions, eliminate the unnecessary duplication of other functions and otherwise integrate the Operating Companies and such additional businesses as the Company may acquire into a cohesive, efficient enterprise. No assurance can be given that the Company's senior management group, which has been recently formed, will be able to manage effectively the combined entity or implement the Company's acquisition or operating strategy.

     A number of the Operating Companies offer different services, utilize different capabilities and technologies and target different geographic markets. While the Company believes that there are substantial potential opportunities as a consequence of integrating these businesses, these differences increase the difficulties involved in successfully completing such integration. Further, there can be no assurance that the Company's goal of becoming a leading provider of computer output and document management services will be attained, or that the Company's target customer segments will accept the Company as a provider of such services. In addition, there can be no assurance that the operating results of the Company will match or exceed the combined individual operating results achieved by the Operating Companies prior to their respective acquisitions.

Risks Related to the Company's Acquisition Strategy

     The Company intends to expand its operations through the acquisition of additional businesses which provide computer output and document management services. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial difficulties. Further, acquisitions may involve a number of special risks, including adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, if competition for acquisition candidates develops or increases, the cost of acquiring businesses could increase materially. Unfavorable developments at a single acquired company could have a material adverse impact on the reputation and business of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The inability of the Company to implement and manage its acquisition strategy successfully may have an adverse effect on the business or future prospects of the Company.

     The Company is regularly engaged in discussions with additional acquisition candidates and may from time to time enter into letters of intent with respect to the acquisition of such businesses. No assurance can be given, however, that the Company will acquire any additional businesses.

No Assurance of Sustained Internal Growth

     A key element of the Company's strategy is to generate internal growth by capitalizing on cross-selling opportunities, generating new clients through aggressive marketing and expanding its service offerings. Internal growth will depend upon factors including the effective initiation, development and maintenance of client relationships; the expansion of marketing operations; the Company's ability to maintain the high quality of the services it offers and to expand such services; and the recruitment, motivation and retention of qualified management and other personnel. Sustaining growth will also require continued access by the Company to capital, the successful cross-selling of products and services among the Operating Companies and realization by the Company of economies of scale. There can be no assurance that the Company's strategies will continue to generate internal growth or that it will be able to generate cash flow adequate for its operations and to support growth.

Need for Additional Financing

     The Company may use its Common Stock as a portion of the consideration to be paid in connection with future acquisitions. The Company has issued an aggregate of 134,520 shares of Common Stock since the IPO in connection with acquisitions, all of which shares were unregistered. The Company has registered 2,000,000 shares of Common Stock which may be used as consideration for acquisitions by the Company in the future, all of which shares remained available as of March 1, 1998. The extent to which the Company will be able or willing to use its Common Stock as consideration for acquisitions in the future will depend on the market value of the Common Stock from time to time and the willingness of potential acquisition candidates to accept Common Stock as part of the consideration for the sale of their businesses. The market price of the Common Stock may be subject to significant fluctuations from time to time in response to numerous factors. See "Possible Volatility of Stock Price" and "Effect of Potential Fluctuations in Quarterly Operating Results." To the extent the Company is unable or unwilling to use its Common Stock in connection with future acquisitions, it would be required to use more of its cash resources, if available, to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through additional debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. As a result, the Company might be unable to successfully implement or manage its acquisition strategy, which may have an adverse effect on the business or future prospects of the Company.

     The Company expects to pay $277,000 in cash and issue 54,779 unregistered shares of Common Stock as payment of the deferred purchase price for one of the Founding Companies, subject to final review. Up to an additional $3,630,000 in cash and up to an additional 624,614 shares of the Company's Common Stock plus up to another 125,000 shares of Common Stock (based on current market prices) may be used by the Company to pay deferred purchase prices for certain of the other Operating Companies which may be earned during various periods ending no later than June 30, 1999 if the applicable gross margins and operating earnings thresholds of certain of the Operating Companies are achieved. Any earn-outs will increase goodwill recorded for these acquisition transactions. The amortization of any additional goodwill and the increased number of shares issued if the earn-outs are achieved will negatively affect the Company's future earnings per share. The Company will also need additional funds to implement its acquisition and internal growth strategies. The Company entered into an Equipment Loan and Revolving Credit Agreement in August 1997 with Summit Bank in the amount of $30 million (which includes a $5 million line to be used solely for equipment financing). As of March 1, 1998, the entire line of credit was available. The Company intends to use this credit facility for working capital and other general corporate purposes, which may include future acquisitions. There can be no assurance, however, that this or any other line of credit will be sufficient for the Company's needs or that, if any other line is offered, it will be on terms that are acceptable to the Company.

Competition

     The services provided by the Company are highly competitive. A significant source of competition is the in-house capability of the Company's target customer base. There can be no assurance that these businesses will outsource more of their computer output and document management needs or that such businesses will not bring in-house services that they currently outsource. In addition, with respect to those services that are outsourced, the Company competes with a variety of competitors, many of which have substantially greater financial resources than the Company. A number of the Company's current suppliers of equipment and services are also a source of competition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Certain of the Company's competitors operate in broader geographic areas than the Company, and others may choose to enter the Company's areas of operation in the future. In addition, the Company intends to enter new geographic areas through internal growth and by acquiring existing companies, and expects to encounter significant competition from established competitors in each of these new areas. As a result of this highly competitive environment, the Company may lose customers, may need to reduce prices to retain customers or have difficulty in acquiring new customers and new companies and its results of operations may be adversely affected.

     The Company also competes for acquisition candidates in the computer output and document management services industry. The Company's ability to grow through acquisitions could be adversely affected by such competition.

Reliance on Key Personnel

     The Company's operations are dependent on the continued efforts of its executive officers and technical staff and on the senior management of the Operating Companies. Furthermore, the Company will likely be dependent on the senior management of companies that may be acquired in the future. If any of these individuals elect not to continue in their roles with the Company, or if the Company is unable to attract and retain senior management and other skilled employees, including computer programmers and other technical personnel, the Company's business could be adversely affected.

Dependence on Technology

     The success of the Company will be highly dependent on its ability to acquire and utilize competitive computer output and document production technologies that are not readily available on a cost-effective basis to the Company's existing and potential customers, thereby creating the need to outsource. The Company's services could be rendered noncompetitive or obsolete by technological advances made by the Company's current or potential competitors. In addition, the Company could make a significant investment in equipment or technology which quickly becomes obsolete. There can be no assurance that the Company will be able to obtain the rights to use any such technologies, that it will be able to implement effectively such technologies on a cost-effective basis or that such technologies will not render noncompetitive or obsolete the Company's role as a provider of computer output and document management services.

Impact of the Year 2000 Issue

     The Year 2000 Issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

     Based on a recent internal assessment, the Company has determined that the cost to modify its existing software and/or to convert to new software will not be significant. However, if customers, suppliers or others with whom the Company does business experience problems relating to the Year 2000 Issue, the Company's business, financial condition or results of operations could be materially adversely affected.

Development of New Services

     The Company believes that its future success depends on its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers. The introduction of services incorporating new technologies and the emergence of new technical standards could render some or all of the Company's services unmarketable. The failure of the Company to develop and introduce enhancements and new services in a timely and cost-effective manner in response to changing technologies or customer requirements could have a material adverse effect on the Company's business, financial condition or results of operations.

Potential Liability for Breach of Confidentiality

     A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. There can be no assurance that unauthorized disclosure will not result in liability to the Company. It is possible that such liabilities could have a material adverse effect on the Company's reputation and results of operations.

Control by Certain Stockholders

     As of March 1, 1998, the directors and executive officers of the Company, and entities affiliated with them, beneficially owned approximately 30.2% of the outstanding shares of Common Stock. Such amount does not include shares of Common Stock that were issued to other former shareholders of the Operating Companies and shares which may be issued to such persons in the future pursuant to certain earnout provisions. These stockholders acting together would be able to elect a sufficient number of directors to control the Company's Board of Directors and would likely be able to approve or disapprove any matter submitted to a vote of stockholders.


Risk of Business Interruptions and Dependence on Single Facilities for Certain Services; Insurance

     The Company believes that its future results of operations will be dependent in large part upon its ability to provide prompt and efficient services to its customers. Certain of the Company's operations are performed at a single location and are dependent on continuous computer, electrical and telephone service. As a result, any disruption of the Company's day-to-day operations could have a material adverse effect upon the Company. There can be no assurance that a fire, flood, earthquake, power loss, phone service loss or other event affecting one or more of the Company's facilities would not disable these services. Any significant damage to any such facility or other failure that causes significant interruptions in the Company's operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on the Company's business, financial condition or results of operations.

Effect of Potential Fluctuations in Quarterly Operating Results

     The Company may experience significant quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of customer jobs, changes in customer budgets, the addition or loss of customers, variations in the cost of paper and other materials, the opening of new facilities, the size and timing of acquisitions, the integration of acquired businesses into the Company's operations, the number and timing of new hires, the demand for the Company's services, the timing of the introduction of new services and service enhancements by the Company or its competitors, the market acceptance of new services, competitive conditions in the industry and general economic conditions.

     As a result, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and not necessarily indicative of the results that the Company may achieve in any subsequent quarter or a full year. Such fluctuations may result in volatility in the price of the Common Stock, and it is possible that in future quarters the Company's results of operations could be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the market price of the Company's Common Stock.

Fluctuations in the Price of Supplies; Alternative Technologies

     Prices for paper, film, compact discs, postage and other materials used by the Company may increase from time to time in the future. Any significant increases in the prices of these materials that cannot be passed on to customers could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, increases in the prices of supplies and other materials might cause some of the Company's customers to utilize alternative technologies in their respective businesses that do not involve the use of paper or the mail, such as the Internet. While the Company is planning to introduce a service to enable customers to distribute documents through the Internet, there can be no assurance that the Company will be able to provide this service, that it will be commercially viable for the Company to do so, or that other technologies (whether now existing or developed in the future) may not in the future reduce or supplant the demand for the Company's services, which could in turn adversely affect the Company's business.

Regulatory Compliance

     As a public company, the Company is subject to continuing compliance with federal securities laws and may also be subject to increased scrutiny with respect to laws applicable to all businesses, such as employment, safety and environmental laws. The Company's management group has limited experience in managing a public company. There can be no assurance that management will be able to effectively and timely implement programs and policies that adequately respond to such increased legal and regulatory compliance requirements.

Possible Volatility of Stock Price

     The market price of the Common Stock may be subject to significant fluctuations from time to time in response to numerous factors, including variations in the reported financial results of the Company and changing conditions in the economy in general or in the Company's industry in particular. In addition, the stock market has, from time to time, experienced extreme price and volume volatility. These fluctuations may be unrelated to the operating performance of particular companies whose shares are publicly traded. Market fluctuations may adversely affect the market price of the Company's Common Stock. See "Effect of Potential Fluctuations in Quarterly Operating Results."

Potential Effects of Shares Eligible for Future Sale on Price of Common Stock

     As of March 16, 1998, 8,483,811 shares of Common Stock were outstanding. The 4,427,500 shares of Common Stock sold in the IPO (other than shares held by affiliates of the Company) are freely tradeable. The remaining shares outstanding may be sold publicly only following their effective registration under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an available exemption (such as provided by Rule 144 following a holding period for previously unregistered shares) from the registration requirements of the Securities Act. The holders of 278,334 of those remaining shares have certain rights to have their shares registered in the future under the Securities Act but have agreed not to exercise such rights until two years following the consummation of the IPO.

     As of March 16, 1998, the Company had outstanding under its Stock Option Plan options to purchase an aggregate of 507,850 shares of Common Stock. Generally, such options vest in 25% annual increments commencing one year after the date of grant. The Company has registered the shares issuable upon exercise of options granted under the Stock Option Plan, and, accordingly, such shares are eligible for resale in the public market.

     The former Founding Company shareholders have agreed in their respective acquisition agreements not to sell or transfer any of the 2,852,111 shares of Common Stock acquired in the acquisitions for a period of two years after the consummation of the IPO unless they obtain the prior written consent of Vestcom. CIBC Oppenheimer Corp. (formerly named Oppenheimer & Co., Inc. and referred to herein as "Oppenheimer"), one of the Representatives of the Underwriters in the IPO, and its affiliates have agreed not to sell or transfer the 100,000 shares of Common Stock which they acquired as part of the initial capitalization of Vestcom for a period of two years after the consummation of the IPO. The shareholders of the companies which the Company acquired in November and December 1997, have agreed in their respective acquisition agreements not to sell or transfer the 134,520 shares of Common Stock in the aggregate which they received for a period of two years following the consummation of their respective acquisitions by the Company.

     The 2,000,000 shares of Common Stock registered by the Company for possible use in connection with future acquisitions will generally be freely tradeable after their issuance, unless the sale thereof is contractually restricted or the shares are acquired by affiliates of the Company.

     Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock.

Effect of Certain Charter Provisions

     The Board of Directors of the Company is empowered to issue common stock and preferred stock without stockholder action. The existence of this "blank-check" common stock and preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise and may adversely affect the prevailing market price of the Common Stock. In addition, the New Jersey Shareholders Protection Act prohibits certain persons from engaging in business combinations with the Company.

No Future Dividends

     The Company does not anticipate paying any cash dividends on shares of the Common Stock in the foreseeable future and intends to retain future earnings, if any, for use in its business.

Item 2.  Properties

     The Company currently operates 36 computer output and document management service facilities, aggregating approximately 685,600 square feet. These facilities are located in 14 states and in the Provinces of Quebec and Ontario, Canada. All of these facilities are leased and are used for operations, administrative and storage functions. The Company leases an additional approximately 165,000 square foot facility which it may occupy in the future depending on its needs. Leases vary in term remaining from month-to-month to six years and in some cases, include options to extend the lease term.

Item 3.  Legal Proceedings

     The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the year ended December 31, 1997, no matters were submitted to a vote of the Company's security holders.

Item 4A.  Executive Officers of the Registrant

         The Company's executive officers are as follows:

Name                      Age*   Positions with the Company

Joel Cartun              58    President, Chief Executive Officer and
                               Director of Vestcom; President of Comvestrix

Brendan Keating          43    Executive Vice President and Chief Operating
                               Officer of Vestcom; Chief Operating Officer of
                               Comvestrix

Harvey Goldman           51    Executive Vice President, Chief Financial Officer
                               and Treasurer of Vestcom

Peter J. McLaughlin      59    Executive Vice President of Vestcom

Leslie M. Abcug          50    Vice President--Finance and Administration of
                               Vestcom; Vice President of Finance and
                               Administration of Comvestrix

Sheryl Bernstein Cilenti 29    Vice President, General Counsel and Secretary of
                               Vestcom

Robert R. Rogus          56    Vice President--Sales of Vestcom

Cynthia Ward             37    Vice President--Marketing and Product Development
                               of Vestcom

____________________
*  Ages are as of March 1, 1998.

     Joel Cartun has been the President, Chief Executive Officer and a director of Vestcom since its incorporation in September 1996. Mr. Cartun founded Comvestrix Corp. ("Comvestrix"), one of the Founding Companies, in 1969, and has served as President, Chief Executive Officer and a director of that corporation since its incorporation. Mr. Cartun was a founder of Xplor International, a trade association for the electronic printing industry.

     Brendan Keating has served as Executive Vice President and Chief Operating Officer of Vestcom and as Chief Operating Officer of Comvestrix since October 1997. He served as Vice President of Bowne & Co., Inc. (a financial printing company) from 1991 until October 1997. He also served as Vice President of Operations of Bowne of New York City, Inc. from 1985 to 1991, and as President of Bowne Business Communications from 1993 to 1995.

     Harvey Goldman has served as Executive Vice President, Chief Financial Officer and Treasurer of Vestcom since May 1997. He served as President, Chief Executive Officer and Chairman of the Board of Conversion Technologies International, Inc. (a publicly traded specialty materials company) from 1994 to May 1997. From June 1991 to March 1994, Mr. Goldman served as Executive Vice President and as a director of Air & Water Technologies Corporation, a publicly held environmental technologies company (and successor to Research-Cottrell, Inc.), and as its Chief Financial Officer from June 1987 through June 1991. Prior to joining Research Cottrell, Inc. in 1985, Mr. Goldman was a partner at Arthur Young & Co. (now Ernst & Young LLP), where he served as Director of Financial Consulting in New York City and National Director of Environmental Consulting.

     Peter J. McLaughlin has served as Executive Vice President of Vestcom since March 1997 and as a consultant to Vestcom from July 1996 to March 1997. He served as Chief Financial Officer and Treasurer of Vestcom from March 1997 to May 1997. Mr. McLaughlin also served as a director of Vestcom from its inception through the consummation of the IPO, at which time he resigned as a director. He was a partner from 1994 to 1996 in the merger and acquisition firm of McLaughlin & Tonra. Prior thereto, he held several positions, most recently as Senior Vice President of the Eastern Region, with Zytron (a Dun & Bradstreet subsidiary specializing in computer output services) and its successor company, First Image Management, from 1986 to 1993. He was the founder and Chief Executive Officer of Micrographics Systems, a computer output microfilm service bureau that was sold to Dun & Bradstreet in 1986.

     Leslie M. Abcug has served as Vice President--Finance and Administration of Vestcom since January 1997 and as Vice President of Finance and Administration of Comvestrix since 1986.

     Sheryl Bernstein Cilenti has served as Vice President and General Counsel of Vestcom since October 1997 and as Secretary of the Company since November 1997. From September 1993 until joining the Company, Ms. Cilenti was an associate at Lowenstein Sandler PC in Roseland, New Jersey, where she practiced law primarily in the areas of mergers and acquisitions and securities.

     Robert R. Rogus has served as Vice President--Sales of Vestcom since February 1998. Prior thereto, he served as Vice President of Sales of Comvestrix for in excess of five years.

     Cynthia   Ward  has  served  as  Vice   President--Marketing   and  Product
Development of Vestcom since February 1998. Prior thereto, she served as Director of Marketing of Comvestrix for in excess of five years.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the Nasdaq National Market since July 30, 1997, under the symbol "VESC". The Company's initial public offering price to the public was $13.00 per share. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq National Market for the periods indicated:

                                              High             Low
Year ended December 31, 1997:
         Third quarter (from July 30)      $ 21.125       $   13.00*
         Fourth quarter                      22.625           17.00

_________________
  *Represents the initial public offering price.

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 24, 1998 was $10.0625. As of March 1, 1998, there were 78 holders of record of the Common Stock.

     The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion and any restrictions that may be imposed by the Company's future credit facilities. The Company's credit facility with Summit Bank restricts the Company's ability to pay cash dividends on its Common Stock. The credit facility provides that the Company may declare and pay quarterly cash dividends on its Common Stock only if after giving effect to any such payment the Company would not be in default under any of the provisions of such credit facility.

     The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-23519) declared effective by the Securities and Exchange Commission (the "C" on July 29, 1997. The offering commenced on July 30, 1997 and terminated after all securities were sold. Pursuant to Rule 463 promulgated by the SEC, the Company provides the following information regarding its initial public offering:

     (a) The managing underwriters were Oppenheimer and Prudential Securities Incorporated.

     (b) The title of the class of stock registered was Common Stock, no par value. The Company sold all 4,427,500 shares that were registered (including 577,500 shares which were sold pursuant to the exercise of the Underwriters' over-allotment option). There were no selling security holders. The aggregate price of the offering amount registered and sold was $57,557,500.

     (c) From July 30, 1997 through March 1, 1998, the Company's reasonable estimate of the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions was $4,029,025, for finders' fees was $ 0, for expenses paid to or for underwriters was $ 0 and for other expenses was $4,308,897. Thus, the total amount of such expenses was $8,337,922 and the net proceeds to the Company was $49,219,578. Except as set forth below, none of the above-mentioned expenses represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. As set forth in the above-mentioned registration statement, one of the Company's directors (Richard D. White) is a Managing Director at CIBC Capital Partners and was a Managing Director at Oppenheimer, one of the managing underwriters of the Company's initial public offering.

     (d) From July 30, 1997 through March 1, 1998, the Company used the following amount of such net proceeds for the following categories enumerated by the SEC:

                                                           Reasonable Estimated
         Category                                                  Amount


    Construction of plant, building and facilities                  0

    Purchase and installation of machinery and
    equipment                                            $  2,130,356

    Purchases of real estate                                        0

    Acquisition of other businesses                      $ 22,987,378

    Repayment of indebtedness                            $ 11,061,087

    Working capital                                                 0

    Short term investments                               $ 13,040,757

    Other purposes for which at least $100,000
    has been used                                                   0

     None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company other than as set forth below. As described in the Company's registration statement, simultaneously with the consummation of the Company's initial public offering, the Company acquired the Founding Companies. The following directors and executive officers of the Company received the following cash payments as part of the consideration paid to them as stockholders of their respective Founding Companies: Joel Cartun (the Company's President and Chairman of the Board) received $4,129,610, Gary Marcello (a director of the Company) received $3,271,303, Howard April (a director of the Company) received $502,640 and Leslie Abcug (an executive officer of the Company) received $90,813. As of March 1, 1998, the Company paid an aggregate of $1.3 million to Oppenheimer for advisory services and has agreed (pursuant to an agreement entered into with Oppenheimer in May 1997) to pay Oppenheimer an additional $800,000 for advisory services in four quarterly installments beginning April 1, 1998.

     None of the uses described above represents a material change in the use of proceeds described in the above-mentioned registration statement.

     During the year ended December 31, 1997, the Company issued an aggregate of 2,986,631 shares of Common Stock which were not registered under the Securities Act of 1933 (the "Securities Act"). Of such amount, an aggregate of 2,852,111 shares of Common Stock were issued to the shareholders of the Founding Companies in connection with the acquisition of such companies, which occurred on August 4, 1997, simultaneously with the closing of the Company's IPO. An aggregate of 134,520 shares were issued on November 14, 1997 and December 15, 1997, in connection with the Company's acquisitions of New England Laser Printing, Inc., and Campbell Abbot Laser Mail. All of the unregistered shares issued by the Company during 1997 were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act. None of the unregistered issuances of Common Stock described above involved an underwriter.

Item 6.  Selected Financial Data

     Vestcom acquired the Founding Companies on August 4, 1997 concurrently with the consummation of the Company's IPO. For financial statement presentation purposes, Vestcom has been identified as the accounting acquiror. Vestcom acquired two additional Operating Companies in November and December 1997, respectively. The following selected historical financial data of Vestcom as of December 31, 1996 and 1997 and for the period from inception to December 31, 1996 and the year ended December 31, 1997 have been derived from the audited financial statements of Vestcom included elsewhere in this Annual Report on Form 10-K. The Statements of Operations Data included below reflect the operations of the acquired companies from the respective dates of their acquisition.

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

                                                                    For the
                                               For the               Period
                                                Year                  from
                                                Ended             Inception to
                                            December 31,          December 31,
                                                1997                  1996
Statement of Operations Data:

Revenues...........................      $    29,777                  $ --

Income (loss) from
  operations.......................            2,671                 (1,633)

Net income (loss) - Basic..........           $1,308                $(5,078)
Net income (loss) - Diluted                   $1,249                $(5,078)
Net income per share - Basic                 $   .31
Net income per share - Diluted               $   .29


                                                               December 31, 1997

Balance Sheet Data:

     Working capital.................................               $  17,628
     Total assets....................................                 114,346
     Long term obligations...........................                  11,282
     Stockholders' equity............................                  83,028
             __________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere herein. All dollar amounts are presented in U.S. dollars.

     This discussion contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. The
Company's actual results may differ form the results discussed in the Forward-Looking Statements. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Annual Report on Form 10-K under "Business," including "Business - Risk Factors," and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K. Such factors may also cause substantial volatility in the market price of the Company's Common Stock.

Introduction

     Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of the Company's initial public offering (the "Offering") on August 4, 1997, the Company acquired seven computer output and document management service companies (the "Founding Companies") each of which had been operating as a separate independent entity.

     For accounting purposes, the acquisitions of the Founding Companies were deemed to be made August 1, 1997, using purchase accounting, with the Company as the acquiror. The Founding Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Founding Companies), which have influenced, among other things, the Founding Companies' historical levels of owners' compensation. In connection with the acquisition of the Founding Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition. The Company acquired New England Laser Printing, Inc. (NEL) and Campbell Abbot Laser Mail (CALM) in November and December 1997, respectively, and such acquisitions also were accounted for as purchases.

     The Company's Consolidated Balance Sheet as of December 31, 1997, includes the Founding Companies and NEL and CALM. The results of operations for the year ended December 31, 1997, and the statement of cash flows for the year ended December 31, 1997 includes the results of Vestcom for the entire period, the results of the acquired Founding Companies from August 1, 1997, the NEL acquisition from November 14, 1997 and the CALM acquisition from December 15, 1997.

     Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies (the "Acquisitions") and the financing activities related thereto, including the Offering, had no revenues or operating expenses in 1996. Therefore, Management's Discussion and Analysis based on actual results would compare five months of operating activity in 1997 to no operating activity in 1996. For this and other reasons discussed above, management believes that Management's Discussion and Analysis would only be meaningful based on the unaudited Pro Forma Results of Operations of Vestcom for 1997 and 1996, which assumes that all of the companies owned at December 31, 1997 were acquired on January 1, respectively of 1996 and 1997.

     The following discussion of Pro Forma Results of Operations is not necessarily indicative of the results the Company would have obtained had all of these acquisitions actually then occurred or of the Company's actual or future results.

                                                                       Unaudited Pro Forma
                                                                      Results of Operations
                                                                         (in thousands)
                                                                1997                    1996

       Net sales...............................................$79,273                $71,201
       Gross profit............................................$29,531                $24,511
       Selling, general & administrative expenses..............$18,984                $17,008
       Income from operations..................................$ 8,418                $ 5,524


Pro Forma Results of Operations

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     Pro forma revenues increased $8,072,000 or 11.3% from $71,201,000 for the year ended December 31, 1996 to $79,273,000 for the year ended December 31, 1997. This increase was primarily attributable to increased volume of production of statements, point of purchase labels and other imaging services, although revenues also increased in other areas.

     Pro forma gross profit increased $5,020,000 or 20.5% from $24,511,000 for the year ended December 31, 1996 to $29,531,000 for the year ended December 31, 1997. The pro forma gross profit margin increased from 34.4% in 1996 to 37.3% in 1997 primarily due to improved capacity utilization resulting from the increased volume of business and the refinancing through capital leases of certain existing production equipment which resulted in reduced lease and maintenance costs.

     Pro forma selling, general and administrative expenses increased $1,976,000, or 11.6% from $17,008,000 for the year ended December 31, 1996 to
$18,984,000 for the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses remained constant at approximately 23.9% in 1996 and 1997.

     Pro forma income from operations increased $2,894,000 or 52.4% from $5,524,000 for the year ended December 31, 1996 to $8,418,000 for the year ended December 31, 1997 for the reasons discussed above.

Liquidity and Capital Resources

     The following discussion of liquidity and capital resources reflects the Company's actual results of operations and financial position for the periods discussed.

     On July 30, 1997, the Company announced the initial public offering of 3,850,000 shares of its common stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's common stock at $13.00 per share to cover over allotments of the initial public offering. The capital raised by this offering was approximately $54,000,000, net of underwriting discounts, of which approximately $23,000,000 was used for the cash portion of the Company's acquisitions and approximately $11,000,000 was used for the repayment of debt and capital leases.

     At December 31, 1997, Vestcom had working capital of approximately $17,628,000. Net cash provided by operating activities for the twelve months ended December 31, 1997, was approximately $8,272,000. Cash used in investing activities for the year ended December 31, 1997, was $76,228,000 which consisted of $60,600,000 of cash and stock for acquisitions, $13,500,000 in short term investments and $2,100,000 for the purchase of property and equipment. Net cash provided by financing activities for the year ended December 31, 1997, was approximately $70,703,000, which included $78,700,000 for the issuance of common stock relating to the initial public offering and the acquisition of the Founding Companies and $2,700,000 for the issuance of preferred stock, offset by debt repayment of approximately $11,000,000.

     On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000. At December 31, 1997, there were no outstanding borrowings under this credit line.

     The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At December 31, 1997 the Company had postage advances from customers in the amount of $4,878,000 and had prepaid postage and postage receivables of approximately $2,700,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the expense. Capital expenditures of approximately $6,000,000 to $8,000,000 for plant and equipment and leasehold improvements are anticipated in 1998. This investment, which is expected to be financed primarily by working capital and vendor financing, relates to the anticipated facility consolidations of certain of the Operating Companies and the purchase of supplemental production equipment to meet customer output processing demands. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and marketable securities and the availability of funds under the Equipment Loan and Revolving Credit Agreement will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future.

Year 2000 Issue

     The Year 2000 Issue is primarily the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

     Based on a recent internal assessment, the Company has determined that the cost to modify its existing software and/or to convert to new software will not be significant. However, if customers, suppliers or others with whom the Company does business experience problems relating to the Year 2000 Issue, the Company's business, financial condition or results of operations could be materially adversely affected.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

Item 8.    Financial Statements and Supplementary Data

                         Index to Financial Statements:

                                                                      Page

Report of Independent Public Accountants                              F-1
Vestcom International, Inc. and Subsidiaries
  Consolidated Balance Sheets at December 31, 1997 and 1996           F-2
Vestcom International, Inc. and Subsidiaries
  Consolidated Statements of Operations for the year ended
  December 31, 1997 and for the period from inception
  (September 19, 1996) to December 31, 1996                           F-4
Vestcom International, Inc. and Subsidiaries
  Consolidated Statements of Stockholders'
  Equity for the period from inception (September 19, 1996)
  to December 31, 1996 and the year ended December 31, 1997           F-5
Vestcom International, Inc. and Subsidiaries
  Consolidated Statements of Cash Flows for the
  year ended December 31, 1997 and the period
  from inception (September 19, 1996) to December 31, 1996            F-6
Vestcom International, Inc. and Subsidiaries
  Notes to Consolidated Financial Statements                          F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vestcom International, Inc.

     We have audited the accompanying consolidated balance sheets of Vestcom International, Inc. (a New Jersey corporation) and Subsidiaries, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and for the period from inception (September 19, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our repsonsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestcom International, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from inception (September 19, 1996) through December 31, 1996 in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 25, 1998


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                         1997                 1996
                                                                                         ----                 ----

    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents                                                    $      4,092,000          $  1,344,758
    Marketable securities                                                              13,494,886               -
    Accounts receivable, net of allowance for
    doubtful accounts of $354,952 and $0 in 1997 and 1996,
    respectively                                                                       13,999,511               -

    Supplies inventory                                                                  2,221,725               -

    Prepaid expenses and other current assets                                           3,855,122               392,664
                                                                                -----------------             ----------

                        Total current assets                                           37,663,244             1,737,422

    PROPERTY AND EQUIPMENT, at cost, net of depreciation and
    amortization                                                                       21,684,918               -

    GOODWILL, net                                                                      54,336,937               -

    OTHER ASSETS                                                                          660,660               -
                                                                                -----------------         -------------

                        Total assets                                            $     114,345,759           $ 1,737,422
                                                                                -----------------          ------------


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       F-2


                                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                         DECEMBER 31, 1997 AND 1996

                                                                                       1997                   1996
                                                                                       ----                   ----
    LIABILITIES & STOCKHOLDERS'
    EQUITY


    CURRENT LIABILITIES
    Current portion of long term debt                                              $    191,184          $    -
    Current portion of capital lease obligations                                      2,435,994               -
    Accounts payable                                                                  4,780,082               -
    Accrued expenses                                                                 11,698,803              320,230
    Notes payable to related parties                                                        -              1,292,732
    Income taxes payable                                                              1,210,235               -
    Other current liabilities                                                           199,653               -
                                                                                ---------------        -------------

                        Total current liabilities                                    20,515,951            1,612,962

    LONG-TERM DEBT                                                                       38,835                -

    CAPITAL LEASE OBLIGATIONS                                                         7,894,737                -

    DEFERRED CHARGES & OTHER LIABILITIES                                              1,427,037                -

    DEFERRED INCOME TAXES                                                             1,441,373                -
                                                                                ---------------          ------------

                          Total liabilities                                          31,317,933            1,612,962
    STOCKHOLDERS' EQUITY:
    Preferred stock
        Class A convertible, 200 shares authorized,
          issued and outstanding at December 31, 1997; no shares
          issued and outstanding at December 31, 1996                                   -                     -
        Class B, 1 share authorized, issued and outstanding at
          December 31, 1997; no shares issued and outstanding at
          December 31, 1996                                                           2,651,867                -
        Class C convertible, 100 shares authorized,
          issued and outstanding at December 31, 1997; no shares
          issued and outstanding at December 31, 1996                                   -                     -
     Common stock, no par value; 20,000,000 shares authorized;
            8,483,811 shares issued and outstanding at December 31, 1997;            84,229,597            5,481,501
            1,295,192 shares issued and outstanding at December 31, 1996

    Subscription receivable                                                               -                 (279,082)
    Accumulated deficit                                                              (3,770,054)          (5,077,959)
    Cumulative translation adjustment                                                   (83,584)                -
                                                                                ----------------         -------------

                        Total stockholders' equity                                   83,027,826              124,460
                                                                                ----------------         -------------

                        Total liabilities & stockholders' equity                 $  114,345,759         $   1,737,422
                                                                                ===============         ==============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                      F-3



                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
   AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19, 1996) TO DECEMBER 31, 1996


                                                             1997                      1996
                                                             ----                      ----


    REVENUES                                        $        29,777,283         $      -
    COST OF REVENUES
                                                             18,317,401                -
                                                    -------------------         ---------------
                          Gross Profit                       11,459,882                -

    SELLING, GENERAL & ADMINISTRATIVE
    EXPENSES                                                  8,789,000                1,633,042
                                                    -------------------         ----------------

          Income (loss) from operations                      2,670,882               (1,633,042)

    OTHER INCOME (EXPENSE)

         Interest expense                                     (660,607)               (3,444,917)
         Interest income and other, net                        603,685                   -
                                                    -------------------         ----------------
                                                               (56,922)               (3,444,917)
                                                    -------------------         -----------------

           Income (loss)  before provision                   2,613,960                (5,077,959)
              for income taxes

    PROVISION FOR INCOME TAXES                               1,306,055                   -
                                                    --------------------        -----------------

           Net income (loss)                      $          1,307,905         $     (5,077,959)
                                                              =========              ===========

    Net income per share-basic                    $               0.31
                                                                  ====

    Net income per share - diluted                $               0.29
                                                                  ====

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       F-4




                                                                VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19, 1996) TO DECEMBER 31,1996
                                                                        AND THE YEAR ENDED DECEMBER 31, 1997





                                                                                             CUMULATIVE  TOTAL
                              COMMON STOCK     PREFERRED STOCK   SUBSCRIPTIONS ACCUMULATED TRANSLATION  STOCKHOLDERS'
                            SHARES     AMOUNT   SHARES   AMOUNT   RECEIVABLE     DEFICIT    ADJUSTMENT   EQUITY

ISSUANCE OF COMMON STOCK   791,346   $39,965       -     $ -        $  -         $   -          $ -   $   39,965

ISSUANCE OF COMMON STOCK   503,846  5,441,536      -       -       (279,082)        -          -       5,162,454

NET LOSS                     -          -          -       -           -       (5,077,959)     -      (5,077,959)
                         ---------  ---------    ------ -------   ------------ ----------- --------   ----------

BALANCE AT DECEMBER
  31, 1996               1,295,192  5,481,501      -       -       (279,082)   (5,077,959)     -         124,460
SHARES RETURNED           (170,856)(1,363,745)     -       -           -            -          -      (1,363,745)

SHARES RETURNED           ( 54,656)(  436,255)     -       -           -            -          -        (436,255)

INITIAL PUBLIC OFFERING
NET OF UNDERWRITING
   DISCOUNTS             4,427,500 53,528,475      -       -           -            -          -      53,528,475

ISSUANCE OF STOCK TO
  FOUNDING
COMPANIES, NET OF
  DISCOUNT               2,852,111 24,555,061     301  2,651,867       -           -            -     27,206,928
PAYMENT OF SUBSCRIPTIONS
  RECEIVABLE                 -         -           -       -       279,082         -          -          279,082

ISSUANCE OF COMMON STOCK IN
CONNECTION WITH ACQUISITIONS,
NET OF DISCOUNT            134,520  2,464,560      -       -           -            -          -       2,464,560

TRANSLATION ADJUSTMENT       -           -         -       -           -            -      (83,584)      (83,584)

NET INCOME                   -           -         -       -           -        1,307,905      -       1,307,905
                         --------- ---------- -------- --------- ----------   ----------- ---------    ---------

BALANCE AT
  DECEMBER 31, 1997      8,483,811 $84,229,597     301  $2,651,867 $    -      $(3,770,054)$(83,584) $83,027,826
                         --------- ----------- -------- --------- ----------   ----------- ---------  ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.





                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD
              FROM INCEPTION (SEPTEMBER 19, 1996) TO DECEMBER 31, 1996

                                                                                      1997             1996
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            $   1,307,905       $(5,077,959)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                                  1,926,638              -
     Provision for losses on accounts receivable                                       16,000              -
     Discount on issuance of stock                                                       -            5,074,233
     Changes in operating assets (increase) decrease in-
     Accounts receivable                                                           (1,287,591)              -
     Supplies inventory                                                              (257,568)              -
     Prepaid  expenses and other current assets                                       942,222          (392,664)
     Other assets                                                                    (277,160)              -
   Changes in operating liabilities increase (decrease) in-
     Accounts payable                                                                (382,210)              -
     Accrued expenses                                                               3,848,609           320,230
     Income taxes payable and other current liabilities                               753,590               -
     Deferred charges & other liabilities                                           1,681,842               -
                                                                                --------------          --------
          Net cash provided by (used in)
             operating activities                                                   8,272,277           (76,160)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                                           (2,130,356)              -
   Acquisition of businesses, net of cash acquired                                (60,602,754)              -
   Net increase in  marketable securities                                         (13,494,886)              -
                                                                                --------------        ----------

          Net cash provided by (used in)
             investing activities                                                 (76,227,996)              -

CASH FLOWS FROM FINANCING ACTIVITIES
   Collection of subscriptions receivable                                              279,082               -
   Net (payments) proceeds on borrowings                                           (10,892,500)        1,292,732
   Issuances of common stock                                                        78,748,096           128,186
   Issuances of preferred stock                                                      2,651,867               -
   Cumulative translation adjustment                                                   (83,584)              -
                                                                                ---------------       ----------

          Net cash provided by (used in)
             financing activities                                                  70,702,961         1,420,918
                                                                                --------------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,747,242         1,344,758

CASH AND CASH EQUIVALENTS, beginning of period                                      1,344,758                -

CASH AND CASH EQUIVALENTS, end of period                                       $    4,092,000      $  1,344,758
                                                                                    =========         =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
   Capital lease obligation incurred                                          $   1,155,456        $         -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                        638,179                  -
      Cash paid for income taxes                                                    729,224                  -


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                      F-6



                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION:

     Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), was formed in September 1996 to create an international provider of computer output and document management services. The Company's primary strategy is to acquire, integrate and facilitate the growth of similar and complementary companies in the highly fragmented computer output and document management industry.

     On July 30, 1997, Vestcom announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was $53,528,475 net of underwriting discounts.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The results of operations for the twelve months ended December 31, 1997 are not indicative of the results for a full year because the results of operations of the acquired Founding Companies (as defined below) included herein are for the period from August 1, 1997 (the effective date of acquisition for financial statement purposes) to December 31, 1997.

2.   ACQUISITIONS:

     Concurrently with the consummation of the Company's initial public offering, it acquired seven companies in the computer output and document services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information, Computer Output Systems, Inc. and Mystic Graphic Systems, Inc. ("Founding Companies"). The aggregate consideration paid by the Company to acquire the Founding Companies was, subject to working capital adjustments and earnouts, approximately $16.6 million in cash and 2,852,111 shares of Vestcom Common Stock. The Acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using an estimated fair value of $11.05 per share, which represents a discount of fifteen percent from the initial public offering price of $13.00 due to restrictions on the sale and transferability of the shares issued. Included in accrued expenses are approximately $2.9 million of additional acquisition costs. The acquisitions resulted in goodwill of approximately $46.8 million which is being amortized over 30 years, and is based on preliminary allocations of the purchase price to the net assets acquired. The following unaudited Pro Forma Statements of Operations for Vestcom assumes that the acquisitions of the Founding Companies were consummated on January 1 of the periods presented. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results:



                                                           Pro Forma               Pro Forma
                                                          Year Ended              Year Ended
                                                      December 31, 1997       December 31, 1996
                                                             (Unaudited, in thousands,
                                                              except per share data)

Net sales............................................      $  71,651                $ 65,287
Income from operations...............................      $   7,580                $  4,861
Net income...........................................      $   3,906                $  2,436
Earnings per share:      basic.......................      $     .46                $    .31
                         diluted.....................      $     .45                $    .31


     On November 14, 1997, the Company acquired substantially all of the assets of Rhode Island based New England Laser Printing, Inc. ("NEL"). On December 15, 1997, the Company acquired the stock of Moreau Promotional Services, Inc., doing business as Campbell - Abbot Laser Mail ("CALM"), an Ontario corporation located in Toronto, Canada. The aggregate price paid for these acquisitions was approximately $7,000,000 in cash and 134,520 unregistered shares of Vestcom Common Stock, the fair market value of which was based on a fifteen percent discount from the fair market value due to length and type of restrictions in the purchase agreements. The estimated goodwill associated with these acquisitions aggregated approximately $8,200,000.

     The above acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The estimated goodwill values reflected above are based on
preliminary   estimates  and  assumptions  and  are  subject  to  revision.   In
management's opinion the preliminary allocations are not expected to be materially different than the final allocations.

     Set forth below is unaudited pro forma financial information for the twelve months ended December 31, 1997 and December 31, 1996. The unaudited pro forma data give effect to: (i) the acquisitions of the Founding Companies and NEL and CALM; and (ii) compensation and other adjustments for all transactions as if the transactions had occurred on January 1, 1997 and January 1, 1996, respectively. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results:


                                                       Pro Forma               Pro Forma
                                                      Year Ended              Year Ended
                                                   December 31, 1997       December 31, 1996
                                                             (Unaudited, in thousands,
                                                              except per share data)


Net sales............................................  $79,273                   $71,201
Income from operations...............................  $ 8,418                   $ 5,524
Net income...........................................  $ 4,270                   $ 2,695
Earnings per share:      basic.......................  $   .52                   $   .33
                         diluted.....................  $   .48                   $   .30

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Restricted cash of $850,000 was held in escrow at December 31, 1996 only to be used to pay expenses associated with the formation of the Company, the acquisitions, and the Company's initial public offering (the "Offering").

     Deferred Offering Costs

     At December 31, 1996, the Company had deferred all costs of raising capital. These costs were offset against the capital generated by the Offering.

     Supplies Inventory

     Supplies inventory consists of paper, toner, developer and other disposable chemicals, film, compact discs and micrographic chemicals, and packaging materials. Supplies are valued at cost, which approximates market with cost determined using the first-in-first-out method.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the shorter of the estimated useful lives of the assets or the terms of the related leases.

     Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

     Revenue Recognition

     Revenues are recognized when the services are rendered.

     Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

     Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. SFAS No. 128 which is effective for financial statements for both interim and annual periods ending after December 15, 1997 requires retroactive restatement of all EPS data presented. The Company has adopted the statement on December 31, 1997. The following is the computation of earnings per share:


                                                        For the year ended December 31, 1997
                                                        -----------------------------------
                                                                                      Per-Share
                                              Income                  Shares           Amount
                                              ------                  ------          ---------
Basic Earnings Per Share:
Net income/weighted average
     shares outstanding                    $1,307,905                4,157,891            $.31
                                           ==========                =========             ===

Diluted Earnings Per Share:
Net income/weighted average
  shares outstanding                        1,307,905
Goodwill adjustment on earnouts               (59,284)
Assumed earned shares
  by Founding Companies                                                149,383
Options                                                                 34,092
                                           -----------             ------------
Net income/average weighted shares
  outstanding adjusted for assumed
  conversions to common stock              $1,248,621                4,341,366            $.29
                                           ==========              ============            ===


     Foreign Currency

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustment was $83,584 for the year ended December 31, 1997.

     Intangible Assets

     Intangible assets consist primarily of excess purchase price over net assets acquired (goodwill), which is being amortized over its estimated useful life of 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. Accumulated amortization at December 31, 1997 was $688,641.

     Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105 , "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are concentrated in North America, primarily in the financial, telecommunications, pharmaceutical, health care, publishing, retailing, and manufacturing industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     New Accounting Pronouncements

     The Financial Accounting Standards Board has issued two new statements. Statements of Financial Accounting Standards Numbers 130, "Reporting Comprehensive Income" (SFAS 130), and 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131).

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

     SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and requires restatement of all prior period information reported. Management believes that adoption of SFAS 131 will not have an impact on its method of reporting since it believes that its business operates in one reportable segment.

4.   MARKETABLE SECURITIES

     Marketable securities classified as available-for sale securities are carried at fair market value with unrealized gains and losses excluded from income and recorded, net of income tax, as a separate component of stockholders' equity. The Company has no securities classified as trading or held-to maturity.

     Gains and losses on investment transactions are recognized when realized based on trade dates. Dividends are recorded in income based on payment dates. Interest is recognized when earned.

     Marketable securities consist of the following at December 31:


                                                    1997              1996

       Commercial paper                         $ 1,540,439           $--
       Money market funds                         4,454,447            --
       Taxable auction rate
       securities with maturities
        of 1 to 28 days                           7,500,000            --
                                                  ---------          ----------

                                                $13,494,886           $--
                                                 ==========           ==========

5.   ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

     The activity in the allowance for doubtful accounts and notes receivable is as follows:


                                            Balance at                 Charged to                Balance at
                                            Beginning     Balance     Costs and                   End of
                                            of Period    Acquired      Expenses    Write-offs     Period

Twelve Months Ended December 31, 1997
Allowance for doubtful accounts             $--          $342,900     $16,000      $3,948         $354,952
Period From Inception (September 19,1996)
to December 31, 1996                        $--          $--          $--          $--            $--


6.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following at December 31:

                                                  1997                   1996
                                              -----------               --------
     Prepaid postage                         $  2,340,522               $--
     Postage receivable                           345,088                --
     Prepaid offering costs                        --                    392,664
     Other                                      1,169,512                --
                                              -----------               --------
                                              $ 3,855,122               $392,664
                                              ===========               ========

7.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                                      Estimated
                                                                                     Useful Lives
                                                         1997               1996       (Years)

Software............................................. $    217,142          $--           3-5
Machinery and equipment..............................   20,333,332           --           5-10
Furniture and fixtures...............................      745,875           --           10
Leasehold improvements...............................    1,626,566           --           2-7
                                                       -----------          ----
                                                        22,922,915           --
                                                       -----------          ----
Less - Accumulated depreciation and amortization.....  ( 1,237,997)          --
                                                       ------------         ----
Property and equipment, net.......................... $ 21,684,918         $ --
                                                       ===========          ====


     Leased equipment under capital leases (included above) consists of the following at December 31:


                                                                           1997           1996
Equipment........................................................       $13,028,202       $--
Less - Accumulated amortization..................................          (961,952)       --
                                                                        ------------      -----
                                                                        $ 12,066,250      $--
                                                                         ===========      =====

     Depreciation and amortization expense on property and equipment charged to operations for the period from inception (September 19, 1996) to December 31, 1996 and the year ended December 31, 1997 was $0 and $1,237,997, respectively.

     At December 31, 1997 minimum annual payments under capital leases are as follows:

       1998....................................................$ 2,435,994
       1999....................................................  2,519,695
       2000....................................................  2,489,027
       2001....................................................  2,442,798
       2002 and thereafter.....................................    443,217
                                                               -----------
       Total minimum payments excluding interest.............   10,330,731
       Less - Current portion of capital lease obligations.....  2,435,994
                                                               -----------
         Long-term portion of capital lease obligations........  7,894,751
                                                               ===========
       Interest payments for term of capital leases............$ 2,025,311
                                                               ===========

     The interest rates on the capitalized leases range from 4.8% up to 15.6% and are imputed based on the fair market value of the equipment at the inception of the lease. Subsequent to the acquisitions of the Founding Companies, capital leases aggregating approximately $1,000,000 were repaid.

8.   ACCRUED EXPENSES:

     Accrued expenses consist of the following at December 31:


                                                                       1997               1996
Accrued payroll and payroll related expenses......................   $ 1,476,526        $  --
Accrued professional fees.........................................       815,670           --
Acquisition related liabilities...................................     2,890,764           --
Accrued deferred offering costs...................................        --             320,230
Advanced postage..................................................     4,877,691           --
Other accruals....................................................     1,638,152           --
                                                                      ----------         -------
                                                                     $11,698,803        $320,230
                                                                      ==========         =======


9.   DEBT:

     Long-term obligations

         Long-term obligations consist of the following:


                                                      December 31, 1997          December 31, 1996
Equipment notes payable to a bank and
an equipment manufacturer at interest
rates ranging from 7% - 14% with
monthly payments of $10,979 through
     December 1998.....................................$117,183                     --
Notes payable to an equipment manufacturer
at interest rates ranging from 1%-4.8% with a
final payment due in June 1999......................... 112,836
                                                       --------
                                                        230,019
     Less current maturities........................... 191,184
                                                       --------
                                                       $ 38,835
                                                       ========

     Maturities of Long-Term Obligations

     As of December 31, 1997, maturities of long-term obligations are as follows (in thousands):

         Years Ending December 31:

                  1998..................................................$191,184
                  1999..................................................  38,835
                                                                         -------
                           Total........................................$230,019
                                                                        ========

     On August 13, 1997, the Company and Summit Bank entered into a three year Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000. The interest rate is based on certain financial performance ratios plus a rate equal to LIBOR or a Summit Bank alternate base rate. The Agreement is subject to various covenant restrictions, the most restrictive of which requires tangible net worth to be a minimum of 25% of stated net worth. At December 31, 1997 there were no outstanding borrowings under this line of credit.

10.   STOCKHOLDERS' EQUITY:

     The Company initially issued 791,346 shares of its Common Stock in September 1996 for $39,965. In December 1996, an additional 503,846 shares of its Common Stock were issued for $367,303. In connection therewith the Company recorded a non-recurring non-cash charge to compensation and interest expense of approximately $5.1 million, representing the difference between the amount paid for the shares and the estimated fair value of the shares at the date of sale.

     In March, 1997, the Company filed a Restated Certificate of Incorporation which modified the capital stock structure of the Company to provide for 30 million shares, divided into 20 million shares of Common Stock and 10 million shares of undesignated stock.

     In May and July, 1997, CIBC Oppenheimer Corp. (formerly named Oppenheimer & Co., Inc. and referred to herein as Oppenheimer) returned to Vestcom an aggregate of 225,512 shares of common stock which was previously issued.

     In July 1997, the Company filed an amendment to its Restated Certificate of Incorporation which created 200 shares of Class A Convertible Preferred Stock, one share of Class B Preferred Stock and 100 shares of Class C Convertible Preferred Stock, with each share having a liquidation value of $.10 per share. The Class A shares were issued to certain former shareholders of Electronic Imaging Services, Inc. and the Class C shares were issued to certain former shareholders of Image Printing Systems, Inc. The shares of Class A and Class C Convertible Preferred Stock were issued pursuant to the earnout provisions of the applicable acquisition agreements. The one share of Class B Preferred Stock was issued to a Canadian Founding Company and is equal to 239,988 shares of Common Stock valued at $11.05 per share and has equal voting rights.

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

11.  STOCK OPTION PLAN:

     In March 1997, the Company approved the 1997 Equity Compensation Program (the "Stock Option Plan") which provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees and consultants (including officers of the Founding Companies). The number of shares authorized and reserved for issuance under the Plan is limited to the greater of 700,000 shares or 10 percent of the number of shares of Common Stock outstanding. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Board of Directors.

     The Stock Option Plan also provides for automatic option grants to directors who are not employed by Vestcom or its subsidiaries. Upon commencement of service, a non-employee director will receive a nonqualified option to purchase 10,000 shares of Common Stock, and continuing non-employee directors will receive annual options to purchase 5,000 shares of Common Stock, all at fair market value on the date of the grant. Options granted to non-employee directors become fully exercisable one year after the date of grant. Non-employee directors' options have a term of ten years from the date of grant.

     Upon consummation of the acquisitions and the Offering, options covering an aggregate of 289,050 shares of Common Stock were outstanding under the Stock Option Plan including (i) options to purchase 10,000 shares of common stock which have been granted to each non-employee director, (ii) options to purchase 15,000 shares of common stock which have been granted to Mr. April, a director and employee of the Company, and (iii) options to purchase an additional 231,550 shares of Common Stock which have been granted to other employees of the Company and its subsidiaries. All of these options expire ten years after the date of grant (except for Mr. April's options, which will expire on January 2, 2001) and have an exercise price, subject to adjustment, equal to the initial public offering price of the Common Stock in the Offering. Such options will be exercisable annually in 25% increments beginning with the first anniversary of the date of grant, except for the options granted to non-employee directors which become fully exercisable one year after the date of grant. In October 1997 an additional 115,000 options were granted to officers of the Company.

     At December 31, 1997, 404,050 options were outstanding.



                                                                       Options Outstanding
                                                                                      Exercise
                                                                  Shares              Price Per Share
       Balance at inception....................................   --                    $ --
       Granted.................................................   --                      --
       Balance, December 31, 1996..............................   --                      --
       Granted.................................................  404,050                $13-$21.625
                                                                 ----------              --------------
       Exercised................................................. --                      --

                                                                 ----------              --------------
       Balance, December 31, 1997..............................  404,050                $13-$21.625
                                                                 ==========              ==============
       Exercisable, December 31, 1997..........................    0                     $--
                                                                 ==========              ==============

     As of September 19, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for the Company. SFAS No. 123 permits, but does not require, a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company has provided pro forma disclosure of net income and earnings per share, as applicable, in the notes to consolidated financial statements.

     The weighted average fair value of options granted in 1997 at market value was $9.72. The weighted average exercise price of options granted in 1997 at market value was $15.38.

     The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 1997
          Risk-Free Interest Rate                                6.5 %
          Expected Lives                                         10.0 years
          Expected Volatility                                    23.0%

The following table summarizes information about stock options outstanding at December 31, 1997:


                              Number of           Weighted
                              Options             Average
                              Outstanding         Remaining        Weighted
                              at December 31,     Contractual      Average
  Range of Exercise Price       1997                Life         Exercise Price
  ------------------------------------------------------------------------------

     $ 13.00 - $18.75           304,050              9.59           $ 13.33
     $ 21.625                   100,000              9.75           $ 21.625
     ---------------            -------              ----             ------
     $ 13.00 - $21.625          404,050              9.63           $ 15.38

Had compensation expense for all stock options granted in 1997 been determined consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                              1997
                                                              -----
     Net Income:                   As Reported             $ 1,307,905
                                   Pro Forma               $ 1,116,821
     Net Income Per Share:         As Reported  - basic       $ .31
                                   Pro Forma    - basic       $ .27
                                   As Reported - diluted      $ .29
                                   Pro Forma   - diluted      $ .24


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.


12.  EMPLOYEE BENEFIT PLANS:

     Certain of the acquired U.S. companies had qualified defined contribution employee benefit plans (the "Plans"), the majority of which allowed for voluntary pretax contributions by employees. The operating companies paid all general and administrative expenses of the Plans and in some cases, the operating companies made matching and discretionary contributions to the Plans. The operating companies offer no post-employment or post-retirement benefits. The expense incurred related to the Plans by the Company was approximately $49,218 for the period from August 1, 1997 to December 31, 1997.

     Effective on January 1, 1998, the Company established a new defined contribution profit sharing 401K plan. The Plan is available to all U.S. operating companies of Vestcom.

13.  INCOME TAXES:

     The provision for federal and state income taxes consists of the following:


                                                                                   Period From Inception
                                                 Twelve Months Ended              (September 19, 1996) to
                                                  December 31, 1997                  December 31, 1996
                                                 -------------------              ------------------------
       Federal                                   $    1,012,191                     $     -
       State                                            293,864                           -
                                                      ----------                    ----------
                                                 $    1,306,055                     $     -
                                                      ==========                    ==========


     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate (34%) to income before income taxes result from the following:


                                                                                       Period From Inception
                                                     Twelve Months Ended              (September 19,1996) to
                                                      December 31, 1997                  December 31, 1996
              Tax at statutory rate                  $  888,746                           $     -
              Add (deduct) --
                  State income taxes                    193,950                                 -
                  Nondeductible expenses                223,359                                 -
                                                     ----------                           ------------
                                                     $1,306,055                           $     -
                                                      =========                          ============


     Deferred taxes result primarily from cash to accrual differences and differences in the reporting of depreciation, the allowance for doubtful accounts and other non-deductible accruals.

14.  LEASE COMMITMENTS

     The Company and its subsidiaries lease various office buildings, machinery, equipment, and vehicles under operating leases expiring at various dates through 2004. Most of the real property leases have escalation clauses related to increases in real property taxes. Future minimum lease payments under operating leases are as follows:

Years Ending December 31                                         Operating
                                                                   Leases

       1998....................................................$  4,232,000
       1999....................................................   3,651,000
       2000....................................................   2,949,000
       2001....................................................   2,079,000
       2002....................................................   1,357,000
       Thereafter..............................................   2,376,000
                                                                  ---------
       Total minimum lease payments............................$ 16,644,000
                                                                 ==========

     Rent expense for all operating leases for the twelve months ended December 31, 1997 and the period from inception (September 19, 1996) to December 31, 1996 was approximately $1,436,000 and $5,000, respectively.


15.  RELATED-PARTY TRANSACTIONS:

     Leasing Transactions

     Certain of the Operating Companies lease their operating facilities from selling parties who remained employees or directors of the Company. The Company's chairman has a 50% interest in the partnership which owns the property used by the Company and Comvestrix in Lyndhurst, New Jersey. The partnership leases the property to Comvestrix. The current lease expires in 2001. Comvestrix's related party rent expense for this property for the period from August 1, 1997 to December 31, 1997 was $232,000. The current annual rent is $394,000 per year (exclusive of building operating expenses and real estate tax) which the Company believes to be the fair market rental value of the property.

     A director and employee of the Company owns interests ranging from 75% to 100% in the partnerships which own the properties used by DMS in Dover, New Jersey and Scranton, Pennsylvania and which lease such property to DMS. The current leases expire at various times from 1998 through 2004. DMS' related party rent expense for these properties for the period from August 1, 1997 through December 31, 1997 was $286,000. The current annual rent for all of these properties is approximately $825,000 per year (inclusive of real estate taxes), which the Company believes to be the fair market rental value of the property.

     Two officers of Image Printing Systems, Inc. ("IPS"), own the property leased to and used by IPS, in Milwaukee, Wisconsin. The lease will expire in 2002 subject to an option to renew the lease for an additional five years. IPS' related party rent expense for these properties for the period from August 1, 1997 to December 31, 1997 was $94,000 inclusive of building operating costs. The rent payable by IPS under the lease is $80,000 per year, triple net, which the Company believes to be the fair market rental value of the property.

     Consulting Agreement

     An executive vice president of the Company received $74,400 from Vestcom in 1997 for consulting services rendered to Vestcom during 1996, which is included in deferred offering costs in the accompanying balance sheet at December 31, 1996. In addition, upon consummation of the Offering, Vestcom paid a partnership in which that executive vice president held a 50% interest, the sum of $75,000 in payment of consulting services rendered by that firm in connection with the acquisitions and the Offering.

     Notes payable

     On September 19, 1996 and December 31, 1996, the Company issued Promissory Notes and Senior Notes to related parties in the aggregate amount of $1,292,732. The principal and interest were initially due on the earlier of the Offering, or June 30, 1997. The due date of the notes were extended to the earlier of the Offering or December 31, 1997. All notes bore interest at a rate equal to the fluctuating interest rate announced by a certain bank as its prime rate (8-1/4% at December 31, 1996). In August, 1997, the Notes were repaid in full out of the proceeds of the Offering.


16.  COMMITMENTS AND CONTINGENCIES:

     Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

     Contracts

     In May 1997, the Company entered into an agreement with Oppenheimer pursuant to which the Company agreed to pay Oppenheimer an aggregate amount of up to $1.8 million for advisory services provided by Oppenheimer. In addition, Vestcom reimbursed Oppenheimer $75,000 for out-of-pocket expenses related to such services.

     Certain executives of the Company have each entered into employment agreements with the Company. In general, the employment agreements provide that, in the event of a termination of employment by the Company without cause, such employee will be entitled to receive from the Company an amount in cash equal to the employee's then current annual base salary for the remainder of the term.

     Earnouts

     Certain of the Founding Companies are eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. At December 31, 1997, the Company recorded an accrual for the estimated earnout for Computer Output Systems whose earnout period ended at December 31, 1997, of $277,000 payable in cash and 54,779 shares of common stock of the Company. The maximum additional earnouts which could be paid if certain of the other Founding Companies attained their revenue and profit goals would be approxinmately $2,400,000 in cash and 625,000 shares of common stock.

17.  SUBSEQUENT EVENT:

     As of January 20, 1998, the Company acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") which specializes in retail shelf label printing and related services and Business Mail Express ("BME") which specializes in expedited print and mail services. The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The combined purchase price was $9,500,000 million in cash plus the potential to receive an earnout of up to $2,500,000 million payable 50% in cash and 50% in shares of common stock. The estimated fair value of the assets purchased was $4,705,000 and the estimated goodwill was $4,795,000. The estimated fair market values reflected above are preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. In connection with those acquisitions, CIBC Oppenheimer was paid an advisory service fee of $300,000.

     Set forth below is unaudited pro forma financial information for the twelve months ended December 31, 1997. The unaudited pro forma data give effect to the acquisitions of CDS and BME as well as compensation and other adjustments as if all the acquisitions had occurred on January 1, 1997. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results:

                                                          Pro Forma
                                                         Year Ended
                                                      December 31, 1997
                                                  (Unaudited, in thousands,
                                                   except per share data)

Net sales............................................       $101,153
Income from operations...............................       $  9,050
Net income...........................................       $  4,657
Earnings per share:      basic.......................       $    .55
                         diluted.....................       $    .52


Item 9. Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
        Financial Disclosure

         None.


                                    Part III

Item 10.   Directors of the Registrant

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.   Executive Compensation

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.   Certain Relationships and Related Transactions.

     The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1998 annual meeting of shareholders that is responsive to the information required with respect to this Item.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements.

     For the financial statements filed as part of this Annual Report on Form 10-K refer to "Index to Financial Statements" included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

     (2) Financial Statement Schedules.

     All financial statement schedules are omitted because they are not required or the required information is shown in the Company's consolidated financial statements or the notes thereto.

     (3) The following exhibits are incorporated by reference herein or filed with this Annual Report on Form 10-K.


Exhibit
Number    Description

2.1 Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Computer Output Acquisition Corp., Computer Output Systems, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (no. 333-23519).

2.2 Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Comvestrix Acquisition Corp., Comvestrix Corp. and the Stockholders named therein, is incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (no. 333-23519).

2.3 Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Electronic Imaging Acquisition Corp., Electronic Imaging Services, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit
          2.3  to  the  Company's   Registration  Statement  on  Form  S-1  (no.
          333-23519).

2.4 Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Imaging Printing Acquisition Corp., Image Printing Systems, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-1 (no. 333-23519).

2.5 Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Direct Mail Services Acquisition Corp., Quality Control Printing Acquisition Corp., First Class Presort Acquisition Corp., Morris County Direct Mail Services, Inc., Quality Control Printing, Inc., First Class Presort, Inc. and the Stockholders named therein, is incorporated by reference to
          Exhibit 2.5 to the Company's Registration Statement on Form S-1 (no. 333-23519).

2.6 Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Mystic Graphic Acquisition Corp., Mystic Graphic Systems, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.6 to the Company's Registration Statement on Form S-1 (no. 333-23519).

2.7 Share Purchase Agreement dated March 10, 1997 by and among Vestcom International, Inc., LIRPACO Acquisition Corp., LIRPACO Inc. and the Stockholders named therein, is incorporated by reference to Exhibit
          2.7  to  the  Company's   Registration  Statement  on  Form  S-1  (no.
          333-23519).

2.8 Asset Purchase Agreement, dated as of January 20, 1998, by and among Vestcom International, Inc., Creative Data Services, Inc., DB Acquisition, Inc., d/b/a Business Mail Express and certain other parties, is incorporated by reference to the Company's Current Report on Form 8-K dated February 4, 1998.

3.1 Restated Certificate of Incorporation of Vestcom International, Inc., as amended, is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Period Ending June 30, 1997.

3.2 By-laws of Vestcom International, Inc. are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (no. 333-23519).

4.1 Form of certificate evidencing ownership of Common Stock of Vestcom International, Inc., is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.1      Vestcom  International,  Inc.  1997 Equity  Compensation  Program,  is
          incorporated   by  reference   to  Exhibit   10.1  to  the   Company's
          Registration Statement on Form S-1 (no. 333-23519).

10.2 Employment Agreement, dated as of March 10, 1997, by and between Vestcom International, Inc. and Joel Cartun, is incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.3 Employment Agreement, dated March 1, 1997, by and between Vestcom International, Inc. and Peter J. McLaughlin, is incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.4      Employment Agreement. dated as of March 10, 1997, between DMS and Gary
          J. Marcello, is incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.5 Employment Agreement, dated as of March 10, 1997, between COS Information and Howard April, is incorporated by reference to Exhibit
          10.5 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.6 Employment Agreement, dated as of March 10, 1997, between Comvestrix and Leslie M. Abcug, is incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.7 Note and Stock Purchase Agreement, dated December 31, 1996, between Vestcom International, Inc. and certain investors, is incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.8      Letter  Agreement,   between  Oppenheimer  &  Co.,  Inc.  and  Vestcom
          International, Inc., is incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.9 Employment Letter Agreement, dated May 21, 1997, between Vestcom International, Inc. and Harvey Goldman, is incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (no. 333-23519).

10.10 Employment Letter Agreement, dated September 23, 1997, between Vestcom International. Inc. and Brendan Keating, is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (no. 333-39077).

21.1      List of subsidiaries of Vestcom International, Inc.

23.1      Consent of Arthur Andersen LLP.

24.1      Power of Attorney.

27.1      Financial Data Schedule

99.1 Audited Financial Statements for certain of the Founding Companies as of August 1, 1997 and for the seven months then ended.

         (b)      Reports on Form 8-K

     During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K, dated November 17, 1997, pertaining to its acquisition of substantially all of the assets of New England Laser Printing, Inc., and a Current Report on Form 8-K, dated December 17, 1997, pertaining to its acquisition of Campbell Abbot Laser Mail. On February 4, 1998, the Company filed a Current Report on Form 8-K pertaining to its acquisition of a substantial portion of the assets and a substantial portion of the liabilities of Creative Data Services, Inc. ("CDS") and of DB Acquisition, Inc., d/b/a Business Mail Express, a wholly-owned subsidiary of CDS. The latter Current Report on Form 8-K contained certain historical consolidated financial statements of CDS and pro forma financial statements of the Company.

                                                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1998                         VESTCOM INTERNATIONAL, INC.

                                              By: /s/Harvey Goldman
                                              ___________________________
                                              Harvey Goldman
                                              Executive Vice President and
                                              Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.


Signatures                    Title                                   Date

*/s/ Joel Cartun              President, Chief Executive        March 31, 1998
________________              Officer and Director
      Joel Cartun

*/s/ Howard April                 Director                      March 31, 1998
 ________________
  Howard April

*/s/ Gary J. Marcello             Director                      March 31, 1998
_________________
Gary J. Marcello

*/s/ Stephen R. Bova              Director                      March 31, 1998
__________________
Stephen R. Bova

                                  Director                      March 31, 1998

___________________
Leonard J. Fassler

*/s/Fred S Lafer                  Director                      March 31, 1998
 __________________
Fred S. Lafer

*/s/ Richard D, White             Director                      March 31, 1998
___________________
Richard D. White

/s/Harvey Goldman                 Executive Vice President,     March 31, 1998
__________________                Chief Financial Officer
                                  and Treasurer (Principal
                                  Financial and Accounting
Harvey Goldman                    Officer)

                           *By:/s/Harvey Goldman
                                 ______________________________
                               Harvey Goldman, Attorney-in-Fact