Form 10-Q
period 1998-03-31
VESTCOM INTERNATIONAL INC
filed 1998-05-15
CIK 1034941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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


            Yes [X]                         No [   ]


The number of shares of common stock outstanding as of May 1, 1998, was 8,788,590 shares.

                          VESTCOM INTERNATIONAL, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                     INDEX


Part I:  Financial Information                                        Page(s)

Item 1:  Financial Statements

Vestcom International, Inc.:
    Condensed Consolidated Balance Sheets - as
       of December 31, 1997 and March 31, 1998
             (unaudited)                                                3
    Condensed Consolidated Statements of
       Operations - For the Three Months Ended March 31,
       1997 (unaudited) and 1998 (unaudited)                            4
    Condensed Consolidated Statements of
       Cash Flows - For the Three Months Ended March 31,
       1997 (unaudited) and 1998 (unaudited)                            5
    Notes to Condensed Consolidated Financial
       Statements (unaudited)                                         6-10

Item 2: Management's  Discussion and Analysis of
        Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward
   Looking Statements; Introduction                                  11-12

Pro Forma Results of Operations                                      12-13

Liquidity and Capital Resources                                        13

Recently Issued Accounting Pronouncements;
  Inflation                                                            14

Part II:  Other Information

Item 2. Changes in Securities and Use of Proceeds                    15-16

Item 6. Exhibits and Reports on Form 8-K                              16

         Signature                                                    16

  Exhibit - Financial Data Schedule (For Electronic Submission Only)  17

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1997 and March 31, 1998


                                        December 31,         March 31,
                                            1997               1998
                                        ------------        -----------
                                          (note 1)          (unaudited)
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $   4,092,000        $   4,979,330
  Marketable securities                  13,494,886            1,054,138
  Accounts receivable, net               13,999,511           17,807,065
  Other current assets                    6,076,847            6,940,281
                                         ----------           ----------
         Total current assets            37,663,244           30,780,814

PROPERTY AND EQUIPMENT, net              21,684,918           25,186,168
GOODWILL, net                            54,336,937           61,476,108
OTHER ASSETS                                660,660              496,423
                                        -----------          -----------
         Total assets                 $ 114,345,759        $ 117,939,513
                                       ============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term
    debt and capitalized lease
    obligation                          $ 2,627,178       $    2,875,807
  Accounts payable                        4,780,082            6,590,274
  Other liabilities                      13,108,691           14,045,662
                                         ----------           ----------
         Total current liabilities       20,515,951           23,511,743

LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                       7,933,572            7,588,422
OTHER NONCURRENT LIABILITIES              2,868,410            2,813,402
                                       ------------         ------------
         Total liabilities            $  31,317,933       $   33,913,567
                                       ============         ============

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred  Stock
    Class A convertible, 200
    shares authorized, issued
    and outstanding at March 31,
    1998 and Decmber 31, 1997
    Class B 1 share  authorized,
    issued and outstanding at
    March 31, 1998 and December
    31, 1997                              2,651,867            2,651,867
    Class C convertible,  100 shares
    authorized,  issued and outstanding
    at March 31, 1998 and December 31,
    1997
  Common stock, no par value; 20,000,000
    shares authorized; 8,483,811 shares
    issued and outstanding at March 31,
    1998 and December 31, 1997           84,229,597          84,229,597
  Accumulated deficit                    (3,770,054)         (2,739,657)
  Cumulative translation adjustment         (83,584)           (115,861)
                                        -----------         -----------
          Total stockholders' equity     83,027,826          84,025,946
                                        -----------         -----------
          Total liabilities and
            stockholders' equity       $114,345,759        $117,939,513
                                        ===========         ===========

  The accompanying notes  to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 1997
                    and the Three Months Ended March 31, 1998
                                  (unaudited)


                                                  Three Months Ended
                                        ----------------------------------------
                                        March 31, 1997           March 31, 1998
                                        --------------           ---------------

REVENUES                               $    --                    $ 25,559,496
COST  OF REVENUES                           --                      16,231,335
                                         ---------                   ----------
  Gross profit                              --                       9,328,161

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                   3,897                     7,201,566
                                        ---------                    ----------
   Income (loss) from operations          (3,897)                    2,126,595

OTHER  INCOME (EXPENSE)
  Interest expense                      (26,813)                      (242,519)
  Interest and other income              11,860                        147,543
  Income (loss) before provision       ---------                    ----------
   for income taxes                     (18,850)                     2,031,619

PROVISION  FOR INCOME TAXES                --                        1,001,222
                                        --------                     ---------
  Net income (loss)                    $(18,850)                 $   1,030,397
                                        ========                     =========
Net income per share - basic                                     $         .12
                                                                     =========
Net income per share - diluted                                   $         .11
                                                                     =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 1997
                   and the Three Months Ended March 31, 1998
                                  (unaudited)


                                             Three Months Ended March 31,
                                             -----------------------------
                                                    1997              1998
                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $  (18,850)        $ 1,030,397
  Adjustments to reconcile net income
  to net cash provided by operating
  activities-
  Depreciation and amortization                       246           1,349,947
  Changes in operating assets (increase)
    decrease in-
    Accounts receivable                              --            (1,128,816)
    Other current assets                       (1,090,814)            791,703
    Other assets                                     --               (69,960)
  Changes in operating liabilities
    increase (decrease) in-
    Accounts payable                                 --               547,738
    Other current liabilities                     212,257            (562,773)
    Other non-current liabilities                    --               (55,009)
                                                 --------           ----------
        Net cash provided by (used in)
           operating activities                  (897,161)          1,903,227

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment          (7,587)         (2,179,036)
    Acquisition of businesses, net of cash
       acquired                                      --            (9,888,483)
    Sale of marketable securities                    --            12,440,748
                                                  --------         -----------
        Net cash provided by (used in) investing
        activities                                 (7,587)            373,229

CASH  FLOWS FROM  FINANCING  ACTIVITIES:
    Collection of subscriptions receivable        279,082               --
    Net payments on borrowings and capital leases    --            (1,356,849)
    Cumulative translation adjustments               --               (32,277)
                                                 ----------         -----------
     Net cash provided by (used in)
        financing activities                      279,082          (1,389,126)
                                              -----------          -----------
     Net increase (decrease) in cash
        and cash equivalents                     (625,666)            887,330
                                              ------------          ---------

CASH AND CASH EQUIVALENTS,
    beginning of period                         1,344,758           4,092,000
                                              ------------          ---------

CASH AND CASH EQUIVALENTS, end of period      $   719,092          $4,979,330
                                              ===========           =========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligations                 $     --             $   24,717
                                               ==========           =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(1)    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), the Founding Companies (as defined below), and subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)      NATURE OF BUSINESS

Vestcom was formed in September 1996 to create an international provider of computer output and document management services. The Company's primary strategy is to acquire, integrate and facilitate the growth of similar and complementary companies in the highly fragmented computer output and document management services industry.

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

(3)      ACQUISITIONS

Concurrently with the consummation of the Company's initial public offering, it acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information, Inc., Computer Output Systems, Inc. and Mystic Graphic Systems, Inc. (the "Founding Companies"). The aggregate consideration paid by the Company to acquire the Founding Companies was, subject to working capital adjustments and earnouts, approximately $16.6 million in cash and 2,852,111 shares of Vestcom Common Stock. These acquisitions were accounted for as of August 1, 1997 using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using an estimated fair value of $11.05 per share, which represents a discount of fifteen percent from the initial public offering price of $13.00 due to restrictions on the sale and transferability of the shares issued. Included in other liabilities are approximately $1.8 million of additional acquisition costs. The acquisitions resulted in goodwill of approximately $47.0 million which is being amortized over 30 years, and is based on preliminary allocations of the purchase price to the net assets acquired and is subject to revisions and potential earnout payments.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

On November, 14, 1997 the Company acquired substantially all of the assets of Rhode Island based New England Laser Printing, Inc. ("NEL"). On December 15, 1997, the Company acquired the stock of Moreau Promotional Services, Inc., doing business as Campbell Abbot Laser Mail ("CALM"), an Ontario corporation located in Toronto, Canada. The aggregate price paid for these acquisitions was approximately $7,000,000 in cash and 134,520 unregistered shares of Vestcom Common Stock, the fair market value of which was based on a fifteen percent discount from the fair market value due to length and type of restrictions in the purchase agreements. The estimated goodwill associated with these acquisitions aggregated approximately $8,200,000.

The above two acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition. The estimated goodwill values reflected above are based on
preliminary   estimates  and  assumptions  and  are  subject  to  revision.   In
management's opinion the preliminary allocations are not expected to be materially different than the final allocations.

As of January 20, 1998, the Company acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") and Business Mail Express ("BME"). The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. The combined purchase price was $9,500,000 in cash plus the potential to receive an earnout of up to $2,500,000 payable 50% in cash and 50% in shares of the Company's Common Stock. The estimated fair value of the assets purchased was $4,705,000 and the estimated goodwill was $4,795,000. The estimated fair market values reflected above are preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations, subject to the potential earnout.

The following Pro Forma Statements of Operations for Vestcom International, Inc., assume that all acquisitions were consummated on January 1 of the periods presented. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's actual or future results.

                               Three Months Ended        Three Months Ended
                                 March 31, 1997            March 31, 1998
                              Pro Forma Combined        Pro Forma Combined
                              -------------------       -------------------
Revenues                         $26,024,462                  $27,204,418
Income from operations             2,861,472                    2,276,562
Net income                       $ 1,489,815                  $ 1,108,688

Net income per share - basic          $  .17                       $  .13
Net income per share - diluted        $  .16                       $  .12

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

(4)  EARNINGS PER SHARE

In  December  1997,  the  Company   adopted  the  provisions  of  Financial
Accounting Standards Board Statement No. 128, "Earnings per Share". This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS.

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. The computation of net income per share for the three months ended March 31, 1998, is based upon shares of common stock outstanding and common stock equivalents. The conversion of stock options outstanding are not included in the computations. The following is the computation of earnings per share:

                                      For the Three Months Ended March 31, 1998
                                      ------------------------------------------
                                                                      Per Share
                                        Income           Shares         Amount
                                        ------           ------       ----------
Basic Earnings Per Share:
Net income/weighted average
  shares outstanding                   $1,030,397       8,541,365     $  0.12
                                        ---------       ---------      ------
Diluted Earnings Per Share:
Net income/weighted average
  shares outstanding                    1,030,397       8,541,365
Goodwill adjustment on earnouts           (53,158)
Assumed shares earned
  by Founding Companies                     --            467,533
                                        ---------       ---------

Net income/average weighted shares
  outstanding adjusted for assumed
  conversions to common stock          $  977,239       9,008,898     $  0.11
                                        ---------       ---------     -------

(5)   COMMITMENTS AND CONTINGENCIES

In May 1997 the Company entered into an agreement with CIBC Oppenheimer Corp. (formerly known as Oppenheimer & Co., Inc., and referred to herein as "Oppenheimer") pursuant to which the Company agreed to pay Oppenheimer an aggregate amount of up to $1.8 million for advisory services provided by
Oppenheimer.   In  addition,   Vestcom   reimbursed   Oppenheimer   $75,000  for
out-of-pocket expenses related to such services. As of March 31, 1998 the Company paid Oppenheimer $1.0 million in connection with that Agreement and has agreed to pay Oppenheimer the additional $800,000 in four quarterly installments.

Certain executives of the Company have each entered into employment agreements with the Company. Each of the employment agreements provides that, in the event of a termination of employment by the Company without cause, such employee will be entitled to receive from the Company an amount in cash equal to the employee's then current annual base salary for the remainder of the term.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

Certain of the companies acquired by Vestcom are eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. At December 31, 1997, the Company recorded an accrual for the estimated earnout for Computer Output Systems whose earnout period ended at December 31, 1997, of $278,000 in cash and 54,779 shares of the Company's Common Stock. The maximum additional earnouts which could be paid if certain of the other acquired companies attained their revenue and profit goals during various periods ending no later than June 30, 1999 would be $3,630,000 in cash, and up to 542,307 shares of Common Stock plus up to approximately 114,000 shares of Common Stock (based upon current market prices).

(6)  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued two new statements. Statements of Financial Accounting Standards Numbers 130, "Reporting Comprehensive Income" ("SFAS 130"), and 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131").

SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company has adopted this standard as of March 31, 1998.

The following represents comprehensive income:

                                   Three months ended March  31,
                                   ------------------------------
                                      1997                1998
                                      ----                ----
Net  income  (loss)                $(18,850)           $1,030,397
Foreign  Currency Translation
  Adjustment                           --                 (32,277)
                                    --------            ----------
Comprehensive Income               $(18,850)           $  998,120
                                    ========            =========

SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. Management believes that adoption of SFAS 131 will not have an impact on its method of reporting since it believes that its business operates in one reportable segment.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)


 (7)     SUBSEQUENT EVENTS

On April 14, 1998, the Company acquired through Mystic Graphic Systems, Inc., a wholly owned subsidiary based in Woburn Massachusetts, substantially all of the assets of Dee Cee Graphics Inc., also located in Woburn Massachusetts. The operations of Dee Cee Graphics are being consolidated into Mystic Graphic's operations. The purchase price was less than $1,000,000.

In connection with a determination of the earnout payments to three of the Founding Companies (including the early settlement of the earnout which previously extended through June 1999), in April, 1998, the Company paid, in the aggregate, $1,278,000 in cash, and issued 304,779 shares of its Common Stock to certain former stockholders of those Founding Companies, including the amounts accrued for the earnout for Computer Output Systems, Inc. In addition, the Company incurred a future obligation to pay $1,160,000 in cash. The increase to goodwill as a result of the above payments will be approximately $5,000,000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed
Consolidated Financial Statements and the related notes thereto appearing elsewhere herein. All dollar amounts are presented in U.S. dollars.

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such Forward-Looking Statements include the risks and uncertainties relating to the Company's ability to acquire and successfully integrate acquired companies, to execute its growth strategy, to conduct activities in a competitive environment, to develop and implement new products and services, to attract and retain customers and to the variations in quarterly results, the sufficiency of the Company's working capital, the ability of the Company to obtain consolidation synergies, including through the consolidation of administrative functions, and the effects of cross selling on the Company's revenue, as well as the factors referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Such factors also may cause substantial volatility in the Company's Common Stock.

INTRODUCTION

Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of the Company's initial public offering (the "Offering") on August 4, 1997, the Company acquired seven computer output and document management service companies (the "Founding Companies") each of which had been operating as a separate independent entity.

For accounting purposes, the acquisitions of the Founding Companies were deemed to be made August 1, 1997, using purchase accounting, with the Company as the acquiror. The Founding Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Founding Companies), which have influenced, among other things, the Founding Companies historical levels of owners' compensation. In connection with the acquisition of the Founding Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition. The Company acquired New England Laser Printing, Inc. ("NEL") and Campbell Abbot Laser Mail ("CALM") in November and December 1997, respectively, and as of January 20, 1998 the Company acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") and of DB Acquisition Inc. (d/b/a Business Mail Express) a wholly owned subsidiary of CDS ("BME").

The Company's Condensed Consolidated Balance Sheet as of March 31, 1998, includes the Founding Companies and NEL, CALM, CDS and BME. The results of operations for the three months ended March 31, 1998, and the statement of cash flows for the three months ended March 31, 1998 include the results of Vestcom and all of the companies acquired in 1997 for the entire period, and CDS and BME only from January 20, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with the Company's acquisitions, Vestcom has made certain earnout payments and may be required to pay additional earnouts if specified revenue thresholds, margins or earnings are attained during various periods ending no later than December 31, 1998. At March 31, 1998, the aggregate maximum amount Vestcom would have been required to pay pursuant to such earnouts was $3,630,000 in cash and 542,307 shares of the Company's Common Stock, plus up to an additional 114,000 shares of the Company's Common Stock (based upon current market prices). In April, 1998, the Company paid an aggregate of $1,278,000 in cash and issued 304,779 shares of Vestcom Common Stock to former stockholders of certain of the Founding Companies in connection with a determination of the earnout payments owed to three Founding Companies, and incurred a future obligation to pay $1,160,000 in cash. After the payments and determinations in April, the aggregate maximum earnout payments which Vestcom may be required to make going forward are $3,110,000 in cash (including the $1,160,000 referred to above) and 292,307 shares of Vestcom Common Stock, plus up to another approximately 114,000 shares of Vestcom Common Stock (based upon current market prices). Any payments of earnouts will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the increased number of shares issued in connection with earnouts will negatively affect the Company's future earning per share.

Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies and the financing activities related thereto, including the Offering, had no revenues or operating expenses in the first three months of 1997. Therefore, Management's Discussion and Analysis based on actual results would compare three months of operating activity in 1998 to no operating activity in the first three months of 1997. For this and other reasons discussed above, management believes that Management's Discussion and Analysis would only be meaningful based on the unaudited Pro Forma Results of Operations of Vestcom for the three months ended March 31, 1998 and the three months ended March 31, 1997, which assumes that all of the companies owned at March 31, 1998 were acquired on January 1, respectively of 1997 and 1998.

The following discussion of Pro Forma Results of Operations is not necessarily indicative of the results the Company would have obtained had all of these acquisitions actually then occurred or of the Company's actual or future results.


PRO FORMA RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Pro Forma revenues increased $1,180,000, or 4.5%, from $26,024,000 for the three months ended March 31, 1997 to $27,204,000 for the three months ended March 31, 1998. This increase was primarily attributable to increased volumes of Vestcom's production of statements, point-of purchase labels and micrographics, although revenues also increased in most other areas of Vestcom's business.

Vestcom' Pro Forma gross profit increased $690,000, or 7.5%, from $9,173,000 for the three months ended March 31, 1997 to $9,863,000 for the three months ended March 31, 1998. The Pro Forma gross profit margin increased from 35.2% in 1997 to 36.3% in 1998 primarily due to improved capacity utilization resulting from the increased volume of business and the refinancing through capital leases of certain existing production equipment which resulted in reduced lease and maintenance costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pro Forma selling, general and administrative expenses increased $1,275,000, or 20.2% from $6,312,000 for the three months ended March 31, 1997 to $7,587,000 for the three months ended March 31, 1998. As a percentage of revenues, selling general and administrative expenses increased from 24.3% in 1997 to 27.9% in 1998. The increase in Pro Forma selling, general and administrative expenses was primarily due to increased compensation expense for new technical personnel, increased commissions, increased administrative expenses to support the greater volume of business and the costs associated with the increased Vestcom corporate management staff. The majority of the expenses of the Vestcom corporate staff operations did not come into existence until after the consummation of the initial public offering in August of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources reflects the Company's actual results of operations and financial position for the periods discussed.

On July 30, 1997 Vestcom International, Inc. announced the initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The capital raised by this offering was approximately $54,000,000 net of underwriting discounts, of which approximately $35,000,000 was used for the cash portion of the Company's acquisitions and approximately $12,000,000 was used for the repayment of debt and capital leases.

At March 31, 1998, Vestcom had working capital of $7,269,000. Net cash provided by operating activities for the three months ended March 31, 1998, was $1,903,000. Net cash provided from investing activities for the three months ended March 31, 1998, was $373,000 which consisted of $12,441,000 from the sale of marketable securities, $9,888,000 of cash used for acquisitions, and $2,179,000 used for the purchase of property and equipment. Net cash used by financing activities for the three months ended March 31, 1998, was $1,389,000 which included debt and capital lease repayments of $1,357,000. On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000. At March 31, 1998, the entire credit line was available.

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At March 31, 1998, the Company had postage advances from customers in the amount of $4,900,000 and had prepaid postage and postage receivables of approximately $2,000,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay. Capital expenditures of approximately $6,000,000 to $8,000,000 for plant and equipment and leasehold improvements are anticipated in 1998. This investment, which is expected to be financed primarily by working capital and vendor financing, relates to the anticipated facility consolidations of certain of the operating companies and the purchase of supplemental production equipment to meet customer output processing demands. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and marketable securities and the availability of funds under the Equipment Loan and Revolving Credit Agreement will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement Number 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131").

SFAS 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. Management believes that adoption of SFAS 131 will not have an impact on its method of reporting since it believes that its business operates in one reportable segment.

INFLATION

Inflation has not had a material effect on the Company's results of operations.

                           Part II: Other Information

Item 2 - Changes in Securities and Use of Proceeds

The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-23519) declared effective by the Securities and Exchange Commission (the "SEC") on July 29, 1997. The offering commenced on July 30, 1997 and terminated after all securities were sold. Pursuant to Rule 463 promulgated by the SEC, the Company provides the following information regarding its initial public offering.

(a) The managing underwriters were Oppenheimer & Co., Inc. (now known as CIBC Oppenheimer Corp, and referred to herein as "Oppenheimer") and Prudential Securities Incorporated.

(b) The title of the class of stock registered was Common Stock, no par value. The Company sold all 4,427,500 shares that were registered (including 577,500 shares which were sold pursuant to the exercise of the Underwriters' over-allotment option). There were no selling security holders. The aggregate price of the offering amount registered and sold was $57,557,500.

(c) From July 30, 1997 through March 31, 1998, the Company's reasonable estimate of the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions was $4,029,025, for finders' fees was $0, for expenses paid to or for underwriters was $0 and for other expenses was $4,308,897. Thus, the total amount of such expenses was $8,337,922 and the net proceeds to the Company was $49,219,578. Except as set forth in the immediately following sentence, none of the above-mentioned expenses represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company. As set forth in the above-mentioned registration statement, one of the Company's directors (Richard D. White) was a Managing Director at Oppenheimer, one of the managing underwriters of the Company's initial public offering and now is a Managing Director at an affiliate of Oppenheimer.

(d) From July 30, 1997 through March 31, 1998, the Company has used the following amount of such net proceeds for the following categories enumerated by the SEC:

                                                                 Reasonable
                  Category                                    Estimated Amount
                  --------                                    ----------------

                  Construction of plant, building and
                  facilities                                         0
                  Purchase and installation of machinery
                  and equipment                               $   2,196,581
                  Purchases of real estate                           0
                  Acquisition of businesses                   $  34,773,648
                  Repayment of indebtedness                   $  12,249,349
                  Working capital                                    0
                  Short term investments                             0
                  Other purposes for which at least
                  $100,000 has been used                             0

None of the above-mentioned uses of proceeds represented direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity security of the Company or to affiliates of the Company other than as set forth below. As described in the Company's registration statement, simultaneously with the consummation of the Company's initial public offering, the Company acquired seven companies which provide computer output and document management services (the "Founding Companies"). The following directors and executive officers of the Company received the following cash payments as part of the consideration paid to them as stockholders of their respective Founding Companies. Joel Cartun (the Company's President, Chief Executive Officer and Chairman of the Board) received $4,129,610, Gary Marcello (a director of the Company) received $3,271,303, Howard April (a director of the Company) received $502,640 and Leslie Abcug (an executive officer of the Company) received $90,813. As of March 31, 1998, the Company paid an aggregate of $1.3 million to Oppenheimer for advisory services and has agreed (pursuant to an agreement entered into with Oppenheimer in May
1997) to pay Oppenheimer an additional $800,000 for advisory services in four quarterly installments which began April 1, 1998.

None of the uses described above represents a material change in the use of proceeds described in the above-mentioned registration statement.

In connection with the payments of earnouts to three of the companies acquired by Vestcom, the Company issued, in April 1998, an aggregate of 304,779 shares of its Common Stock to certain former stockholders of such acquired companies.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

          27.1    Financial Data Schedule (For Electronic Submission Only)

          (b)     Reports on Form 8-K:

          On February 4, 1998, the Company filed a current report on Form 8-K pertaining to its acquisition of a substantial portion of the assets and a substantial portion of the liabilities of Creative Data Services, Inc. ("CDS") and of DB Acquisition, Inc. (d/b/a Business Mail Express), a wholly-owned subsidiary of CDS. The current report contained certain historical consolidated financial statements of CDS and BME and pro forma financial statements of the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VESTCOM INTERNATIONAL, INC.



                                By:  /s/Harvey Goldman
                                     ________________________________________
                                     Harvey Goldman, Executive Vice President
                                     and Chief Financial Officer

Dated:  May 14, 1998

Exhibit

Financial Data Schedule