Form 10-Q
period 1998-06-30
VESTCOM INTERNATIONAL INC
filed 1998-08-14
CIK 1034941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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


--------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           Yes [X]                No [ ]


The number of shares of common stock outstanding as of August 1, 1998, was 8,788,590 shares.

                           VESTCOM INTERNATIONAL, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX


Part I:  Financial Information

                                                                      Page(s)

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets - as of December 31, 1997
and June 30, 1998 (unaudited)                                            3

Condensed Consolidated Statements of Operations - For the
Three Months and Six Months Ended June 30, 1997 (unaudited)
and 1998 (unaudited)                                                     4


Condensed Consolidated Statements of Cash Flows - For the
Six Months Ended June 30, 1997 (unaudited) and 1998 (unaudited)          5

Notes to Condensed Consolidated Financial Statements (unaudited)        6-10

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking
Statements; Introduction                                               10-11

Pro Forma Results of Operations                                        11-12

Liquidity and Capital Resources                                        12-13

Impact of the Year 2000 Issue                                           13

Recently Issued Accounting Pronouncements; Inflation                    14

Part II:  Other Information

Item 2. Changes in Securities and Use of Proceeds                       15

Item 4. Submission of Matters to a Vote of Security Holders             15

Item 6. Exhibits and Reports on Form 8-K                                15

    Signature                                                           15

Exhibit - Financial Data Schedule (For Electronic Submission Only)      16


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1997 and June 30, 1998


                                     ASSETS

                                                                                December 31,          June 30,
                                                                                    1997                1998
                                                                                  (note 1)           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $   4,092,000      $   2,481,788
     Marketable securities                                                          13,494,886            263,501
     Accounts receivable, net                                                       13,999,511         17,024,154
     Other current assets                                                            6,076,847          9,010,914
                                                                                 -------------    ---------------
                           Total current assets                                     37,663,244         28,780,357

PROPERTY AND EQUIPMENT, net                                                         21,684,918         26,217,985
GOODWILL, net                                                                       54,336,937         67,781,499
OTHER ASSETS                                                                           660,660            648,515
                                                                                 -------------    ---------------
                           Total assets                                          $ 114,345,759      $ 123,428,356
                                                                                 =============    ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capitalized lease obligation          $   2,627,178       $  2,698,329
     Accounts payable                                                                4,780,082          7,800,679
     Other liabilities                                                              13,108,691         15,844,137
                                                                                 -------------       ------------
                           Total current liabilities                                20,515,951         26,343,145

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         7,933,572          7,014,761
OTHER NONCURRENT LIABILITIES                                                         2,868,410          2,719,464
                                                                                 -------------       ------------
                           Total liabilities                                     $  31,317,933      $  36,077,370
                                                                                  ------------      -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class A  convertible,  200 shares  authorized,
     issued and outstanding at December 31, 1997 and
     -0- shares authorized, issued and outstanding
     at June 30, 1998, respectively
     Class B, 1 share authorized,  issued and
     outstanding at December 31, 1997 and
     June 30, 1998                                                                   2,651,867         2,651,867
     Class C convertible, 100 shares authorized,
     issued and outstanding at December 31, 1997
     and June 30, 1998
   Common stock, no par value;  20,000,000
     shares authorized; 8,483,811 and 8,788,590
     shares issued and outstanding at December 31,
     1997 and June 30, 1998 respectively                                            84,229,597        86,782,015
   Accumulated deficit                                                              (3,770,054)       (1,837,799)
   Cumulative translation adjustment                                                   (83,584)         (245,097)
                                                                                 -------------     -------------
                           Total stockholders' equity                               83,027,826        87,350,986
                                                                                 -------------     --------------

                           Total liabilities and stockholders' equity             $114,345,759     $ 123,428,356
                                                                                  ============      ============




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                              VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three  Months and Six Months  Ended
                                        June 30, 1997 and 1998
                                              (unaudited)


                                                       Three Months Ended                       Six Months Ended
                                                       ------------------                       ----------------
                                               June 30, 1997        June 30, 1998       June 30, 1997       June 30, 1998
                                               -------------        -------------       -------------       -------------
REVENUES                                     $             --        $25,738,749        $          --         $ 51,298,245
COST OF REVENUES                                           --          16,628,905                  --           32,860,240
                                             ----------------        ------------       -------------         ------------
     Gross profit                                          --           9,109,844                  --           18,438,005

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                       342,794           7,133,086             346,691           14,334,652
                                             ----------------        ------------       -------------         ------------
     Income (loss) from operations                   (342,794)          1,976,758            (346,691)           4,103,353

OTHER INCOME (EXPENSE)
     Interest expense                                 (27,881)           (238,103)            (54,694)            (480,622)
     Interest and other income                          5,018             114,972              16,878              262,515
                                             ----------------        ------------     ---------------         ------------
     Income  (loss)  before  provision  for          (365,657)          1,853,627            (384,507)           3,885,246
     income taxes

PROVISION FOR INCOME TAXES                                 --             951,769                  --            1,952,991
                                             ----------------        ------------     ---------------         ------------
     Net income (loss)                       $       (365,657)       $    901,858     $      (384,507)        $  1,932,255
                                             ================        ============     ===============         ============

Net income per share - basic                                         $        .10                             $        .22
                                                                     ============                             ============

Net income per share - diluted                                       $        .10                             $        .21
                                                                     ============                             ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                   VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 1997 and 1998
                                                    (unaudited)


                                                                               Six Months Ended June 30,
                                                                                1997                1998
                                                                                ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $  (384,507)        $1,932,255
     Adjustments to reconcile net income to net cash
     provided by operating activities-
     Depreciation and amortization                                                   878         2,956,526
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                          --           (345,905)
         Other current assets                                                 (1,756,530)        (1,259,509)
         Other assets                                                                 --             40,806
     Changes in operating liabilities increase (decrease) in-
         Accounts payable                                                             --          1,758,143
         Other current liabilities                                               772,133          1,235,702
         Other non-current liabilities                                                --           (148,946)
                                                                             -----------        ------------
                    Net cash provided by (used in) operating activities       (1,368,026)         6,169,072

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                       (17,438)        (4,210,437)
     Acquisition of businesses, net of cash acquired                                  --        (17,083,148)
     Sale of marketable securities                                                    --         13,231,385
                                                                             -----------         ----------

                   Net cash (used in) investing activities                       (17,438)        (8,062,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Collection of subscriptions receivable                                      279,082                 --
     Net payments on borrowings and capital leases                                    --         (2,107,989)
     Cumulative translation adjustments                                               --           (161,513)
     Issuance of common stock                                                         --          2,552,418
                                                                             -----------        -----------

             Net cash provided by financing activities                           279,082            282,916
                                                                             -----------       ------------

             Net (decrease) in cash and cash equivalents                      (1,106,382)        (1,610,212)
                                                                             ------------        -----------

CASH AND CASH EQUIVALENTS, beginning of period                                 1,344,758          4,092,000
                                                                             -----------          ---------

CASH AND CASH EQUIVALENTS, end of period                                     $   238,376         $2,481,788
                                                                             ===========         ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                               $     --            $   24,717
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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), the Founding Companies (as defined below), and subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)    NATURE OF BUSINESS

       Vestcom was formed in September 1996 to create an international provider of computer output and document management services. The Company's primary strategy is to acquire, integrate and facilitate the growth of similar and complementary companies in the highly fragmented computer output and document management services industry.

       On July 30, 1997, Vestcom announced the initial public offering of 3,850,000 shares of its common stock (the "Common Stock") at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The initial public offering was consummated on August 4, 1997. The capital raised by this offering was $53,528,475 net of underwriting discounts.

(3)    ACQUISITIONS

       Concurrently with the consummation of the Company's initial public offering, it acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information, Inc., Vestcom Connecticut, Inc. (formerly known as Computer Output Systems, Inc.) and Vestcom Massachusetts, Inc. (formerly known as Mystic Graphic Systems, Inc.) (collectively the "Founding Companies"). The aggregate consideration paid by the Company to acquire the Founding Companies (including certain earnouts) was, subject to working capital adjustments, approximately $19.1 million in cash (which includes an obligation to pay $1,160,000 in the future in connection with an earnout) and 3,156,890 shares of Vestcom Common Stock. These acquisitions were accounted for as of August 1, 1997 using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using a discount of fifteen percent from the estimated fair market value at date of issuance due to restrictions on the sale and transferability of the shares issued. The acquisitions of the Founding Companies resulted in goodwill of approximately $52.4 million which is being amortized over 30 years, and is based on preliminary allocations of the purchase price to the net assets acquired and is subject to revisions and certain remaining earnout determinations.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)


       On November, 14, 1997 the Company acquired substantially all of the assets of Vestcom Rhode Island, Inc. (formerly known as New England Laser Printing, Inc.). On December 15, 1997, the Company acquired the stock of Moreau Promotional Services, Inc., now doing business as Vestcom Ontario (formerly known as Campbell Abbot Laser Mail), an Ontario corporation located in Toronto, Canada. The aggregate price paid for these acquisitions was approximately $7,000,000 in cash and 134,520 unregistered shares of Vestcom Common Stock, the fair market value of which was based on a fifteen percent discount from the fair market value due to length and type of restrictions in the purchase agreements. The estimated goodwill associated with these acquisitions aggregated approximately $8,200,000.

       As of January 20, 1998, the Company acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") and D.B. Acquisition, Inc. doing business as Business Mail Express ("BME"). The combined purchase price was $9,500,000 in cash plus the potential to receive an earnout of up to $2,500,000 payable 50% in cash and 50% in shares of the Company's Common Stock. The estimated fair value of the assets purchased was $4,705,000 and the estimated goodwill was $4,795,000.

       The above four acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition. The estimated goodwill values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion the preliminary allocations are not expected to be materially different than the final allocations subject to the potential earnout for CDS and BME.

       On April 14, 1998, the Company acquired through Vestcom Massachusetts, Inc. (formerly known as Mystic Graphic Systems, Inc.,) a wholly owned subsidiary based in Woburn Massachusetts, substantially all of the assets of Dee Cee Graphics Inc., also located in Woburn Massachusetts. The operations of Dee Cee Graphics were consolidated into the Vestcom Massachusetts operations. Dee Cee's 1997 revenues were less than $1,000,000.

       The following Pro Forma Statements of Operations for Vestcom assume that all acquisitions were consummated on January 1 of the periods presented. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's actual or future results.


                                                Three Months Ended                          Six Months Ended
                                                ------------------                          ----------------
                                        June 30, 1997         June 30, 1998        June 30, 1997         June 30, 1998
                                     Pro Forma Combined    Pro Forma Combined    Pro Forma Combined   Pro Forma Combined

Revenues                                   $25,549,732            $25,771,416        $51,731,611           $53,191,834
Income from operations                       2,638,253            1,987,559            5,495,037             4,304,072
Net income                               $   1,276,102          $   907,841            2,745,468             2,026,775

Net income per share - basic                  $.15                   $.10                 $.31                  $.23
Net income per share - diluted                $.14                   $.10                 $.30                  $.22


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

       Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. The computation of net income per share for the three and six months ended June 30, 1998, is based upon shares of common stock outstanding and common stock equivalents. The following is the computation of earnings per share:

                                         For the Three Months Ended June 30, 1998       For the Six Months Ended June 30, 1998
                                         ----------------------------------------       --------------------------------------
                                                                         Per Share                                     Per-Share
                                           Net Income       Shares        Amount       Net Income       Shares           Amount
      Basic Earnings Per Share:
      Net income/weighted average
          shares outstanding               $901,858        8,790,565       $0.10     $  1,932,255      8,789,583         $0.22
                                           --------        ---------       -----     ------------      ---------         -----
      Diluted Earnings Per Share:
      Net income/weighted average
          shares outstanding                901,858        8,790,565                    1,932,255      8,789,583
      Goodwill adjustment on
          earnouts                          (23,287)                                      (23,287)
      Stock Options                                              314                                       1,620
      Assumed shares earned
          by Founding Companies                              240,291                                     210,024
                                           ---------       ---------                  -----------      ---------
      Net income/weighted average
          shares outstanding adjusted
          for assumed conversions to
          common stock                   $  878,571        9,031,170       $0.10       $1,908,968      9,001,227         $0.21
                                         ----------        ---------       -----       ----------      ---------         -----

(5)    COMMITMENTS AND CONTINGENCIES

       In May 1997 the Company entered into an agreement with CIBC Oppenheimer Corp. (formerly known as Oppenheimer & Co., Inc., and referred to herein as "Oppenheimer") pursuant to which the Company agreed to pay Oppenheimer an aggregate amount of up to $1.8 million for advisory services provided by Oppenheimer. In addition, Vestcom reimbursed Oppenheimer $75,000 for out-of-pocket expenses related to such services. As of June 30, 1998 the Company had paid Oppenheimer $1.0 million in connection with that Agreement and had agreed to pay Oppenheimer the additional $800,000 in four quarterly installments.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

       Certain of the companies acquired by Vestcom are eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. In connection with a determination of the earnout payments to three of the Founding Companies (including two earnouts which ended as of December 31, 1997 and the early settlement of an earnout which previously extended through June 1999), in April, 1998, the Company paid, in the aggregate, $1,278,000 in cash, and issued 304,779 shares of its Common Stock to certain former stockholders of those Founding Companies. In addition, the Company incurred a future obligation to pay $1,160,000 in cash. The increase to goodwill as a result of the above payments is approximately $5,000,000.

       The maximum additional earnouts which could be paid if certain of the other acquired companies attained their revenue and profit goals during certain periods ending on or before December 31, 1998 would be $3,800,000 in cash (including the $1,160,000 referred to above,) and up to approximately 325,000 shares of Common Stock (based upon current market prices).

(6)    COMPREHENSIVE INCOME

       Statement  of  Financial  Accounting  Standards  Number  130,  "Reporting
       Comprehensive Income" ("SFAS 130"), establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company has adopted this standard as of January 1, 1998.

       The following represents comprehensive income:

                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                              1997              1998               1997                 1998
                       Net income (loss)                   $(365,657)         $ 878,571         $(384,507)          $ 1,908,968
                       Foreign  Currency  Translation
                       Adjustment                              --              (129,236)           --                  (161,513)
                                                           ----------         ----------        ----------            ---------
                       Comprehensive Income(loss)          $(365,657)         $ 749,335         $(384,507)          $ 1,747,455
                                                           ==========         =========         ==========          ===========

(7)    NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board has issued a new statement. Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early adoption is encouraged. However, SFAS 131 need not be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. Management believes that adoption of SFAS 131 will not have an impact on its method of reporting since it believes that its business operates in one reportable segment.

(8)    SUBSEQUENT EVENT

       On August 4, 1998, the Company, through Vestcom Retail Solutions Group, Inc., one of its wholly-owned subsidiaries, acquired substantially all of the assets and liabilities of Graphic Technology Systems, Inc. ("GTS"), a company based in Los Angeles, California. GTS had 1997 revenues of approximately $3 million.

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such Forward-Looking Statements include the risks and uncertainties relating to the Company's ability to acquire and successfully integrate acquired companies, to execute its growth strategy, to conduct activities in a competitive environment, to develop and implement new products and services, to attract and retain customers and key executives, to the Company's assessment of and ability to implement its Year 2000 program and to the variations in quarterly results, the sufficiency of the Company's working capital, the ability of the Company to obtain consolidation synergies, including through the consolidation of administrative functions and facilities, and the effects of cross selling on the Company's revenue, as well as the factors referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Such factors also may cause substantial volatility in the Company's Common Stock.

INTRODUCTION

Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of the Company's initial public offering (the "Offering") on August 4, 1997, the Company acquired seven computer output and document management service companies (the "Founding Companies") each of which had been operating as a separate independent entity. For accounting purposes, the acquisitions of the Founding Companies were deemed to be made August 1, 1997, using purchase accounting, with the Company as the acquirer. Following the Offering, the Company has acquired additional computer output and document management services companies which are detailed below (collectively with the Founding Companies referred to herein as "Acquired Companies").

The Company acquired Vestcom Rhode Island, Inc. (formerly known as New England Laser Printing, Inc.) and Vestcom Ontario (formerly known as Campbell Abbot Laser Mail) in November and December 1997, respectively, and as of January 20, 1998 the Company acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") and of DB Acquisition Inc. (d/b/a Business Mail Express) a wholly owned subsidiary of CDS ("BME"). On April 14, 1998 the Company acquired through Vestcom Massachusetts, Inc. (formerly known as Mystic Graphic Systems, Inc.), a wholly owned subsidiary, substantially all of the assets of Dee Cee Graphics Inc. ("Dee Cee"). The operations of Dee Cee Graphics were consolidated into Vestcom Massachusetts' operations. The Acquired Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Acquired Companies), which have influenced, among other things, the Acquired

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Companies historical levels of owners' compensation. In connection with the acquisition of the Acquired Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition.

The Company's Condensed Consolidated Balance Sheet as of June 30, 1998 includes the Founding Companies and Vestcom Rhode Island, Inc., Vestcom Ontario, CDS, BME and Dee Cee. The results of operations for the three months and six months ended June 30, 1998, and the statement of cash flows for the six months ended June 30, 1998, include the results of Vestcom and all of the companies acquired in 1997 for the entire period, and CDS and BME from January 20, 1998, and Dee Cee from April 14, 1998 respectively.

In connection with the Company's acquisitions, Vestcom has made certain earnout payments and may be required to pay additional earnouts if specified revenue thresholds, margins or earnings are attained during certain periods ending December 31, 1998. In April, 1998, the Company paid an aggregate of $1,278,000 in cash and issued 304,779 shares of Vestcom Common Stock to former stockholders of certain of the Founding Companies in connection with a determination of the earnout payments owed to three Founding Companies, and incurred a future obligation to pay $1,160,000 in cash. After the payments and determinations in April, the aggregate maximum earnout payments which Vestcom may be required to make going forward are $3,800,000 in cash (including the $1,160,000 referred to above) and up to another approximately 325,000 shares of Vestcom Common Stock (based upon current market prices). Any payments of earnouts will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the increased number of shares issued in connection with earnouts will negatively affect the Company's future earnings per share.

Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies and the financing activities related thereto, including the Offering, had no revenues and limited corporate expenses in the first six months of 1997. Therefore, Management's Discussion and Analysis based on actual results would compare three and six months of operating activity in 1998 to limited corporate expenses in the three months and six months of 1997. For this and other reasons discussed above, management believes that Management's Discussion and Analysis would only be meaningful based on the unaudited Pro Forma Results of Operations of Vestcom for the three and six months ended June 30, 1998 and the three and six months ended June 30, 1997, which assumes that all of the companies owned at June 30, 1998 were acquired on January 1, respectively of 1997 and 1998.

The following discussion of Pro Forma Results of Operations is not necessarily indicative of the results the Company would have obtained had all of these acquisitions actually then occurred or of the Company's actual or future results.

PRO FORMA RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Pro Forma revenues increased $1,460,000, or 2.8%, from $51,732,000 for the six months ended June 30, 1997 to $53,192,000 for the six months ended June 30, 1998. This increase was primarily attributable to increased volume of Vestcom's production of statements, point-of purchase labels and micrographics. This increase offset the loss of a major customer, at one of the Founding Companies, and lower revenues from two of the companies acquired in 1998. These two companies closed certain facilities in 1997, in an effort to downsize and reduce costs, resulting in a decrease in revenues for those companies in 1998.

Vestcom's Pro Forma gross profit increased $989,000, or 5.5%, from $18,112,000 for the six months ended June 30, 1997 to $19,101,000 for the six months ended June 30, 1998. The Pro Forma gross profit margin increased from 35.0% in 1997 to 35.9% in 1998 primarily due to improved capacity utilization resulting from the increased volume of business and the refinancing through capital leases of certain existing production equipment which resulted in reduced lease and maintenance costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Pro Forma selling, general and administrative expenses increased $2,180,000, or 17.3%, from $12,617,000 for the six months ended June 30, 1997 to $14,797,000 for the six months ended June 30, 1998. As a percentage of revenues, selling general and administrative expenses increased from 24.4% in 1997 to 27.8% in 1998. The increase in Pro Forma selling, general and administrative expenses was primarily due to increased compensation expense for new technical personnel, increased commissions, increased administrative expenses to support the greater volume of business and the costs associated with the increased Vestcom corporate management staff. The majority of the expenses of the Vestcom corporate staff operations did not come into existence until after the consummation of the initial public offering in August of 1997.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Pro Forma revenues increased $221,000, or 0.9%, from $25,550,000 for the three months ended June 30, 1997 to $25,771,000 for the three months ended June 30, 1998. This increase was primarily attributable to increased volume of Vestcom's production of statements, point-of purchase labels and micrographics. This increase offset the loss of a major customer, at one of the Founding Companies, and lower revenues from two of the companies acquired in 1998. These companies closed certain facilities in 1997 in an effort to downsize and reduce costs, resulting in a decrease in revenues for those companies in 1998.

Vestcom's Pro Forma gross profit increased $258,000, or 2.9%, from $8,868,000 for the three months ended June 30, 1997 to $9,126,000 for the three months ended June 30, 1998. The Pro Forma gross profit margin increased from 34.7% in 1997 to 35.4% in 1998 primarily due to improved capacity utilization.

Pro Forma selling, general and administrative expenses increased $909,000, or 14.6%, from $6,230,000 for the three months ended June 30, 1997 to $7,139,000 for the three months ended June 30, 1998. As a percentage of revenues, selling general and administrative expenses increased from 24.4% in 1997 to 27.7% in 1998. The increase in Pro Forma selling, general and administrative expenses was due to the same factors discussed in the six month comparison.

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

At June 30, 1998, Vestcom had working capital of approximately $2,437,000. Net cash provided by operating activities for the six months ended June 30, 1998, was approximately $6,169,000 and was generated primarily from net income and depreciation and amortization charges. Net cash used in investing activities for the six months ended June 30, 1998, was approximately $8,062,000 which consisted of approximately $13,231,000 from the sale of marketable securities, approximately $17,083,000 of cash used for acquisitions, and approximately $4,210,000 used for the purchase of property and equipment. Net cash provided by financing activities for the six months ended June 30, 1998, was approximately $283,000 which included approximately $2,552,000 from the issuance of common stock to former stockholders of certain of the Founding Companies in connection with earnout provisions and debt and capital lease repayments of approximately $2,108,000. On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000. At June 30, 1998, the entire credit line was available.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At June 30, 1998, the Company had postage advances from customers in the amount of approximately $5,600,000 and had prepaid postage and postage receivables of approximately $3,600,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay. Capital expenditures of approximately $6,000,000 to $8,000,000 for plant and equipment and leasehold improvements are anticipated in 1998. This investment, which is expected to be financed primarily by working capital and vendor financing, relates to the anticipated facility consolidations of certain of the operating companies and the purchase of supplemental production equipment to meet customer output processing demands. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and the availability of funds under the Equipment Loan and Revolving Credit Agreement will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future.

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

Vestcom has conducted an assessment of all its systems and prepared a plan to repair or replace systems that are not currently Year 2000 compliant. The Company anticipates that the majority of these changes will be completed during 1998. Since Vestcom processes data prepared by its customers, and does not have extensive date dependent proprietary software to repair or replace, management believes that the required changes to Vestcom's systems will not be extensive. The immediately preceding sentences constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.

Vestcom has contacted its major software and hardware suppliers to verify that the systems Vestcom uses are Year 2000 compliant. Most vendors have replied, however, written responses are still to be obtained from certain vendors. Their can be no assurances that other companies' systems on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a materially adverse effect on the Company's systems.

Certain of Vestcom's customers may need to make appropriate changes to modify the data that they send to Vestcom to make the information Year 2000 compliant. The Company has not yet assessed the extent to which its customers may experience Year 2000 Issues. If customers or others with whom the Company does business experience problems relating to the Year 2000 Issue, the Company's business, financial condition or results of operations could be materially adversely affected. A loss of business could result from our customers inability to implement new work projects while focusing their information technology resources on Year 2000 issues within their existing systems.

The Company is continuing its efforts to timely address the Year 2000 Issues. Actual results could differ materially from the forward-looking statements contained herein as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

                           Part II: Other Information

Item 2 - Changes in Securities and Use of Proceeds

In connection with the payments of earnouts to three of the companies previously acquired by Vestcom, the Company issued, in April 1998, an aggregate of 304,779 unregistered shares of its Common Stock to certain former stockholders of such acquired companies. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 28, 1998, in Secaucus, New Jersey. At that meeting, each of the Board of Director's six (6) nominees were elected to the Board and the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1998. The following table sets forth the vote which was realized for each nominee:

----------------------------------------- --------------------------------------
Name                             For                        Authority Withheld
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Stephen Bova                6,732,660                           2,617
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Joel Cartun                 6,732,660                           2,617
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Leonard Fassler             6,732,660                           2,617
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Brendan Keating             6,732,660                           2,617
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Fred Lafer                  6,732,660                           2,617
----------------------------------------- --------------------------------------
----------------------------------------- --------------------------------------
Richard White               6,732,660                           2,617
----------------------------------------- --------------------------------------

The results of the ratification of the appointment of Arthur Andersen LLP were as follows 6,734,208 For, 669 Against, 460 Abstain, -0- Broker non-votes.

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

                           VESTCOM INTERNATIONAL, INC.



                             By: /s/ Harvey Goldman
                                     Harvey Goldman, Executive Vice President
                                       and Chief Financial Officer

                             Dated: August 13, 1998