Form 10-Q
period 1998-09-30
VESTCOM INTERNATIONAL INC
filed 1998-11-13
CIK 1034941

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

                                  201-935-7666
              (Registrants telephone number, including area code)


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


               Yes [X]      No [   ]


The number of shares of common stock outstanding as of November 1, 1998, was 8,788,590 shares.

           VESTCOM INTERNATIONAL, INC. FORM 10-Q FOR THE QUARTER ENDED
                            SEPTEMBER 30, 1998 INDEX


Part I:  Financial Information                                          Page(s)

Item 1:  Financial Statements

     Condensed Consolidated Balance Sheets - as of December
          31, 1997 and September 30, 1998 (unaudited)                     3
     Condensed Consolidated Statements of Operations -
          For the Three Months and Nine Months Ended
          September 30, 1997 (unaudited) and 1998 (unaudited)             4
     Condensed Consolidated Statements of Cash Flows - For
          the Nine Months Ended September 30, 1997
          (unaudited) and 1998 (unaudited)                                5
     Notes to Condensed Consolidated Financial Statements (unaudited)    6-9

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements; Introduction   10-11

Pro Forma Results of Operations                                            11-12

Liquidity and Capital Resources                                            12-13

Impact of the Year 2000 Issue                                              13-14

Recently Issued Accounting Pronouncements                                    14

Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                     15

         Signature                                                           15

         Exhibit - Financial Data Schedule (For Electronic Submission Only)  16


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1997 and September 30, 1998


                                     ASSETS

                                                       December 31,  September 30,
                                                          1997            1998
                                                         (note 1)       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                           4,092,000       $  2,572,885
   Marketable securities                              13,494,886            356,277
   Accounts receivable, net                           13,999,511         18,891,328
   Other current assets                                6,076,847          9,365,309
                                                    ------------       ------------
          Total current assets                        37,663,244         31,185,799

PROPERTY AND EQUIPMENT, net                           21,684,918         27,648,131
GOODWILL, net                                         54,336,937         70,160,518
OTHER ASSETS                                             660,660            684,324
                                                    ------------       ------------
          Total assets                              $114,345,759       $129,678,772
                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt
        and capitalized lease obligation               2,627,178          2,989,088
     Accounts payable                                  4,780,082          8,487,212
     Other liabilities                                13,108,691         15,045,387
                                                      ----------         ----------
          Total current liabilities                   20,515,951         26,521,687

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           7,933,572         12,593,328
OTHER NONCURRENT LIABILITIES                           2,868,410          2,129,057
                                                      ----------         ----------
          Total liabilities                         $ 31,317,933        $41,244,072
                                                    ============        ===========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  EQUITY:
   Preferred  Stock
     Class A convertible, 200 shares authorized,
       issued and outstanding at December 31, 1997
       and -0- shares authorized, issued and
       outstanding at September 30, 1998,
       respectively
     Class B, 1 share authorized, issued and
       outstanding at December 31, 1997 and
       September 30, 1998                              2,651,867          2,651,867
     Class C convertible, 100 shares authorized,
       issued and outstanding at December 31,
       1997 and September 30, 1998
     Common stock, no par value; 20,000,000
       shares authorized; 8,483,811 and 8,788,590
       shares issued and outstanding at December
       31, 1997 and September 30, 1998 respectively   84,229,597         86,782,015
     Accumulated deficit                              (3,770,054)          (654,924)
     Cumulative translation adjustment                   (83,584)          (344,258)
                                                      -----------        -----------
             Total stockholders' equity               83,027,826         88,434,700
             Total liabilities and stockholders'
                    equity                          $114,345,759       $129,678,772
                                                    ============       ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1997 and 1998
                                  (unaudited)


                                                       Three Months Ended                    Nine Months  Ended
                                                  September  30,    September 30       September 30,      September 30,
                                                       1997               1998             1997                 1998

REVENUES                                          $ 11,050,965      $27,066,068      $ 11,050,965             $  78,364,313
COST  OF REVENUES                                    6,668,305       16,918,761         6,668,305                49,779,001
                                                    ----------       ----------        ----------              ------------

     Gross Profit                                    4,382,660       10,147,307         4,382,660                28,585,312

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                           3,557,758        7,752,193         3,904,449                22,086,845
                                                    ----------        ---------         ---------                ----------
     Income from operations                            824,902        2,395,114           478,211                 6,498,467

OTHER INCOME (EXPENSE)
     Interest expense                                (358,555)        (291,280)          (413,249)                (771,902)
     Interest and other income                        275,962           95,015            292,840                  357,530
                                                     ---------       ----------          ---------               ----------
Income before provision for income taxes              742,309        2,198,849            357,802                6,084,095

PROVISION FOR INCOME TAXES                            393,823        1,015,974            240,020                2,968,965
                                                     --------        ---------            -------                ---------
     Net income                                   $   348,486       $1,182,875           $117,782              $ 3,115,130
                                                   ==========        =========            =======                =========
Net income per share - basic                      $       .06       $      .13           $    .04              $       .35
                                                   ==========        =========            =======                =========
Net income per share - diluted                    $       .06       $      .13           $    .04              $       .34
                                                   ==========        =========            =======                =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1998
                                  (unaudited)


                                                       Nine Months Ended September 30,
                                                            1997              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  117,782           $3,115,130
     Adjustments to reconcile net income to net cash
       provided by operating activities-
     Depreciation and amortization                        683,431            4,593,366
     Changes in operating assets (increase)
        decrease in-
          Accounts receivable                             145,441           (1,877,725)
          Other current assets                            956,688           (1,440,114)
          Other assets                                      9,813                4,999
     Changes in operating liabilities increase
            (decrease) in-
          Accounts payable                                    --             2,369,858
          Other current liabilities                      (643,543)             421,151
          Other non-current liabilities                 2,200,038             (739,353)
                                                        ---------            ----------
               Net cash provided by
                  operating activities                  3,469,650            6,447,312

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment               (794,499)          (6,676,965)
     Acquisition of businesses, net of cash acquired  (49,449,722)         (20,481,152)
     Sale of marketable securities                    (23,280,965)          13,138,609
                                                      ------------         -----------
               Net cash used in investing activities  (73,525,186)         (14,019,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Collection of subscriptions receivable               279,082                  --
     Net borrowings                                    (7,772,187)           3,761,337
     Issuance of common stock                          76,316,434            2,552,418
     Issuance of preferred stock                        2,651,867                  --
     Cumulative translation adjustments                     6,388             (260,674)
                                                       ----------            ----------
          Net cash provided by financing activities    71,481,584            6,053,081

          Net increase (decrease) in cash and
               cash equivalents                         1,426,048           (1,519,115)
                                                       ----------           -----------
CASH AND CASH EQUIVALENTS, beginning of period          1,344,758            4,092,000
                                                       ----------           -----------
CASH AND CASH EQUIVALENTS, end of period             $  2,770,806           $2,572,885
SUPPLEMENTAL SCHEDULE OF NONCASH                      ===========           ==========
     INVESTING AND FINANCING ACTIVITIES:
          Capital lease obligations                  $    904,836           $   24,717
                                                      ===========            =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), the Founding Companies (as defined below), and subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(3)  ACQUISITIONS

     Concurrently with the consummation of the Company's initial public offering, it acquired seven companies in the computer output and document management services industry - Comvestrix Corp., Morris County Direct Mail Services, Inc. and related companies, Image Printing Systems, Inc., Electronic Imaging Services, Inc., COS Information, Inc., Vestcom Connecticut, Inc. (formerly known as Computer Output Systems, Inc.) and Vestcom Massachusetts, Inc. (formerly known as Mystic Graphic Systems, Inc.) (collectively the "Founding Companies"). The aggregate consideration paid by the Company to acquire the Founding Companies (including certain earnouts) was, subject to working capital adjustments, approximately $19.1 million in cash (which includes an obligation to pay $580,000 in the future in connection with an earnout) and 3,156,890 shares of Vestcom Common Stock. These acquisitions were accounted for as of August 1, 1997 using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using a discount of fifteen percent from the estimated fair market value at date of issuance due to restrictions on the sale and transferability of the shares issued. The acquisitions of the Founding
     Companies   resulted   in  goodwill  of approximately  $52.6 million which
     is being amortized over 30 years, and is based on preliminary allocations of the purchase price to the net assets acquired and is subject to revisions and certain remaining earnout determinations.

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

     On April 14, 1998, the Company acquired through Vestcom Massachusetts, Inc. (formerly known as Mystic Graphic Systems, Inc.), a wholly owned subsidiary based in Woburn Massachusetts, substantially all of the assets of Dee Cee Graphics Inc., also located in Woburn Massachusetts. The operations of Dee Cee Graphics were consolidated into the Vestcom Massachusetts operations.
     Dee  Cee's  1997   revenues  were  less  than $1,000,000.

     On August 4, 1998, the Company, through Vestcom Retail Solutions Group, Inc., one of its wholly-owned subsidiaries, acquired substantially all of the assets and liabilities of Graphic Technology Systems, Inc. ("GTS"), a company based in Los Angeles, California. GTS had 1997 revenues of approximately $3 million.

     The following Pro Forma Statements of Operations for Vestcom assume that all acquisitions were consummated on January 1, respectively, of 1997 and 1998. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's actual or future results. The nine months ending September 30, 1997, results include corporate expenses only from the date of acquisition of the Founding Companies.

                                                 Three Months Ended                                      Nine Months Ended
                                      September 30, 1997       September 30,  1998        September 30,  1997    September 30, 1998
                                        Pro Forma                Pro Forma                   Pro Forma                Pro Forma
                                          Combined                Combined                     Combined               Combined

Revenues                               $25,192,983              $27,277,661                 $78,424,680          $  81,836,829
Income from operations                   1,914,074                2,457,207                   7,648,538              7,094,742
Net income                             $ 1,081,106              $ 1,222,101                 $ 3,970,045          $   3,454,659
Net  income per share - basic                $ .12                  $   .14                        $.45                   $.39
Net income per share - diluted               $ .12                  $   .13                        $.43                   $.37


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

     Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. The computation of net income per share for the three and nine months ended September 30, 1998, is based upon shares of common stock outstanding and common stock equivalents. The following is the computation of earnings per share:


                                   For the Three Months Ended                For the Nine Months Ended
                                        September 30, 1998                           September 30,  1998
                                                             Per Share                                 Per Share
                                   Net Income     Shares      Amount       Net Income    Shares         Amount


Basic  Earnings Per Share:
Net income/weighted average
  shares outstanding              $1,182,875    8,968,356       $0.13        $ 3,115,130    8,849,829      $0.35
                                   ---------    ---------        ----         ----------    ---------       ----
Diluted Earnings Per Share:

Net income/weighted average
  shares outstanding               1,182,875    8,968,356                      3,115,130    8,849,829

Goodwill adjustment on
  earnouts                           (25,787)                                    (77,361)

Stock Options                                         466                                       2,354
Assumed shares earned
  by Founding Companies                           110,715                                     185,599
                                  ----------     --------     -----------        ---------    -------       -----
Net income/weighted average
  shares outstanding adjusted
  for assumed conversions to
  common stock                     $1,157,088   9,079,537       $0.13         $3,037,769    9,037,782      $0.34
                                  -----------   ---------   -----------       ----------    ---------      -----

(5)  COMMITMENTS AND CONTINGENCIES

     In May 1997 the Company entered into an agreement with CIBC Oppenheimer Corp. (formerly known as Oppenheimer & Co., Inc., and referred to herein as "Oppenheimer") pursuant to which the Company agreed to pay Oppenheimer an aggregate amount of up to $1.8 million for advisory services provided by Oppenheimer. In addition, Vestcom reimbursed Oppenheimer $75,000 for out-of-pocket expenses related to such services. As of September 30, 1998 the Company had paid Oppenheimer $1.6 million in connection with that Agreement and had agreed to pay Oppenheimer the remaining $200,000 in one final installment in December.

     Certain of the companies acquired by Vestcom are eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. In connection with a determination of an earnout payment to one of the Founding Companies, the Company incurred a future obligation to pay $1,160,000 in cash of which $580,000 was paid in September, 1998.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (unaudited)

     After the September payment, the aggregate maximum earnouts which the Company could be required to pay if certain of the other acquired companies attained their revenue and profit goals during certain periods ending on or before July 31, 1999 is $2,610,000 in cash (including the $580,000 remaining on the $1,160,000 obligation referred to above,) and up to approximately 328,000 shares of Common Stock (based upon current market prices).

(6)  COMPREHENSIVE INCOME

     Statement  of  Financial   Accounting   Standards  Number  130, "Reporting
     Comprehensive Income" ("SFAS 13"), establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application allowed but not required. Upon adoption, reclassification of comparative financial statements provided for prior periods is required. The Company has adopted this standard as of January 1, 1998.

     The following represents comprehensive income:

                                           Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                          1997           1998          1997         1998

Net income                              $348,486     $ 1,182,875      $117,782  $ 3,115,130
Foreign Currency Translation
Adjustment                                 6,388         (99,161)      (89,972)    (260,674)
                                         -------      -----------      --------   ----------
Comprehensive Income                    $354,874     $ 1,083,714      $ 27,810  $ 2,854,456
                                        ========      ==========       =======   ==========


(7)  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued a new statement. Statement of Financial Accounting Standards Number 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), introduces a new model for segment reporting, called the "management approach."

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

(8)  SUBSEQUENT EVENT

     On October 30, 1998, the Company, through Vestcom Northwest, Inc., a wholly-owned subsidiary, acquired substantially all of the assets and assumed substantially all of the liabilities of Manus Services Corporation, a company based in Seattle, Washington ("Manus"). Manus' revenues for the 12 month period ending September 30, 1998, were approximately $8 million.

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

     DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"), which involve risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such Forward-Looking Statements include the risks and uncertainties relating to the Company's ability to acquire and successfully integrate acquired companies and the costs associated with the integration, to execute its growth strategy, to conduct activities in a competitive environment, to develop and implement new products and services, to attract and retain customers and key executives, to assess and implement its Year 2000 program and to the variations in quarterly results, the sufficiency of the Company's working capital, the ability of the Company to obtain consolidation synergies, including through the consolidation of administrative functions and facilities, and the effects of cross selling on the Company's revenue, as well as the factors referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. Such factors also may cause substantial volatility in the Company's Common Stock.

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

     The Company acquired Vestcom Rhode Island, Inc. (formerly known as New England Laser Printing, Inc.) and Vestcom Ontario (formerly known as Campbell Abbot Laser Mail) in November and December 1997, respectively, and as of January 20, 1998 the Company acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") and of DB Acquisition Inc. (d/b/a Business Mail Express), a wholly owned subsidiary of CDS ("BME"). On April 14, 1998 the Company acquired through Vestcom Massachusetts, Inc. (formerly known as Mystic Graphic Systems, Inc.), a wholly owned subsidiary, substantially all of the assets of Dee Cee Graphics Inc. ("Dee Cee"). The operations of Dee Cee Graphics were consolidated into Vestcom Massachusetts' operations. On August 4, 1998, the Company, through Vestcom Retail Solutions Group, Inc., one of its wholly-owned subsidiaries, acquired substantially all of the assets and liabilities of Graphic Technology Systems, Inc. ("GTS"). The operations of GTS were consolidated into Vestcom Retail Solutions' operations. The Acquired Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Acquired Companies), which have influenced, among other things, the Acquired Companies historical levels of owners' compensation. In connection with the acquisition of the Acquired Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition.

                          MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company's Condensed Consolidated Balance Sheet as of September 30, 1998 includes the Founding Companies and Vestcom Rhode Island, Inc., Vestcom Ontario, CDS, BME, Dee Cee and GTS. The results of operations for the three months and nine months ended September 30, 1998, and the statement of cash flows for the nine months ended September 30, 1998, include the results of Vestcom and all of the companies acquired in 1997 for the entire period, and the companies acquired in 1998 from their respective dates of acquisition.

     In connection with the Company's acquisitions, Vestcom has made certain earnout payments and may be required to pay additional earnouts if specified revenue thresholds, margins or earnings are attained during certain periods ending July 31, 1999. In connection with a determination of an earnout for one of the Founding Companies, the Company incurred a future obligation to pay $1,160,000 in cash of which $580,000 was paid in September, 1998. After the September payment, the aggregate maximum earnout payments which Vestcom may be required to make going forward are $2,610,000 in cash (including $580,000 remaining on the $1,160,000 obligation referred to above) and up to another approximately 328,000 shares of Vestcom Common Stock (based upon current market prices). Any payments of earnouts will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the increased number of shares issued in connection with earnouts will negatively affect the Company's future earnings per share.

     Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies and the financing activities related thereto, including the Offering, had no revenues and limited corporate expenses in the first seven months of 1997. Therefore, Management's Discussion and Analysis based on actual results would compare three and nine months of operating activity in 1998 to two months operating activity in the three months and nine months of 1997. Accordingly, management believes that Management's Discussion and Analysis would only be meaningful based on the unaudited Pro Forma Results of Operations of Vestcom for the three and nine months ended September 30, 1998 and the three and nine months ended September 30, 1997, which assumes that all of the companies owned at September 30, 1998 were acquired on January 1, respectively, of 1997 and 1998.

     The following discussion of Pro Forma Results of Operations is not necessarily indicative of the results the Company would have obtained had all of these acquisitions actually then occurred or of the Company's actual or future results.

     PRO FORMA RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1998 Compared to Nine Months
     Ended September 30, 1997

     Pro Forma revenues increased $3,412,000, or 4.4%, from $78,425,000 for the nine months ended September 30, 1997 to $81,837,000 for the nine months ended September 30, 1998. This increase was primarily attributable to increased sales to new and existing customers primarily in the financial services and retail industry. This increase was net of lower revenues from two of the companies acquired in 1998. These two companies closed certain facilities in 1997, prior to their acquisition by Vestcom, in an effort to downsize and reduce costs, resulting in a decrease in revenues for those companies in 1998.

     Vestcom's Pro Forma gross profit increased $2,591,000, or 9.4%, from $27,444,000 for the nine months ended September 30, 1997 to $30,035,000 for the nine months ended September 30, 1998. The Pro Forma gross profit margin increased from 35.0% in 1997 to 36.7% in 1998 primarily due to improved capacity utilization resulting from the increased volume of business and also through consolidated procurement savings negotiated with several of the Company's vendors.

     Pro Forma selling, general and administrative expenses increased $3,144,000, or 15.9%, from $19,796,000 for the nine months ended September 30, 1997 to $22,940,000 for the nine months ended September 30, 1998. As a percentage of revenues, selling general and administrative expenses increased from 25.2% in 1997 to 28.0% in 1998. The increase in Pro Forma selling, general and administrative expenses was primarily due to increased compensation expense for new technical personnel, increased commissions, increased administrative expenses

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     to support the greater volume of business, investment spending in selling programs and the costs associated with the increased Vestcom corporate management staff. The majority of the expenses of the Vestcom corporate staff operations did not come into existence until after the consummation of the initial public offering in August of 1997.

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Pro Forma revenues increased $2,085,000, or 8.3%, from $25,193,000 for the three months ended September 30, 1997 to $27,278,000 for the three months ended September 30, 1998. This increase was primarily attributable to increased sales to new and existing customers primarily in the financial services and retail industry. This increase was net of lower revenues from two of the companies acquired in 1998. These two companies closed certain facilities in 1997, prior to their acquisition by Vestcom, in an effort to downsize and reduce costs, resulting in a decrease in revenues for those companies in 1998.

     Vestcom's Pro Forma gross profit increased $1,564,000, or 17.9%, from $8,715,000 for the three months ended September 30, 1997 to $10,279,000 for the three months ended September 30, 1998. The Pro Forma gross profit margin increased from 34.6% in 1997 to 37.7% in 1998 primarily due to improved capacity utilization resulting from the increased volume of business and also through consolidated procurement savings negotiated with several of the Company's vendors.

     Pro Forma selling, general and administrative expenses increased $1,020,000, or 15.0%, from $6,801,000 for the three months ended September 30, 1997 to $7,821,000 for the three months ended September 30, 1998. As a percentage of revenues, selling general and administrative expenses increased from 27.0% in 1997 to 28.7% in 1998. The increase in Pro Forma selling, general and administrative expenses was due to the same factors discussed in the nine month comparison. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies in either geographic or vertical market operating units. These costs included redundant overhead and facility costs. The Company expects that it will continue to incur such costs in future periods in connection with its integration and regionalization process.

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

     At September 30, 1998, Vestcom had working capital of approximately $4,664,000. Net cash provided by operating activities for the nine months ended September 30, 1998, was approximately $6,447,000 and was generated primarily from net income and depreciation and amortization charges. Net cash used in investing activities for the nine months ended September 30, 1998, was approximately $14,019,000 which consisted of approximately $13,139,000 from the sale of marketable securities, approximately $20,481,000 of cash used for acquisitions, and approximately $6,677,000 used for the purchase of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 1998, was approximately $6,053,000 which included approximately $3,761,000 from net borrowings and $2,552,000 from the issuance of common stock to former stockholders of certain of the Founding Companies in connection with earnout provisions. On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On September 30, 1998, $23,337,000 remained available under the Credit Facility.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At September 30, 1998, the Company had postage advances from customers in the amount of approximately $4,300,000 and had prepaid postage and postage receivables of approximately $3,100,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

     Capital expenditures of approximately $6,000,000 to $8,000,000 for plant and equipment and leasehold improvements are anticipated in 1998. This investment, which is expected to be financed primarily by working capital and vendor financing, relates to the anticipated facility consolidations of certain of the operating companies and the purchase of supplemental production equipment to meet customer output processing demands. As of September 30, 1998, the Company had incurred approximately $6,677,000 of such anticipated expenditures. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.


     IMPACT OF THE YEAR 2000 ISSUE

     The Company utilizes computer technologies in the form of both software and hardware (including electronic digital printers) to effectively carry out its day-to-day operations. In addition to information technology, there is embedded computer technology in the Company's facilities and equipment. The Company is utilizing a multi-phased concurrent approach to determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The phases included in the Company's approach are awareness, assessment, remediation, validation and implementation.

     The Company has separate plans to complete the Y2000 project for each region, with central review and audit being performed by the headquarters organization. All regions have completed the awareness and assessment phases. Remediation, validation and implementation are scheduled to be near completion in most regions in 1998. Full validation and implementation is scheduled to be complete by July 1999. Since Vestcom processes data prepared by its customers, and does not have extensive date dependent proprietary software to repair or replace, management believes that the required changes to Vestcom's systems will not be extensive. The immediately preceding sentences constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995.

     Vestcom has contacted its major software and hardware suppliers to verify that the systems Vestcom uses are Year 2000 compliant. Most vendors have replied, however, written responses are still to be obtained from certain vendors. Their can be no assurances that other companies' systems on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have a materially adverse effect on the Company's systems. Certain of Vestcom's customers may need to make appropriate changes to modify the data that they send to Vestcom to make the information Year 2000 compliant. The Company is in the process of assessing the extent to which its customers may experience Year 2000 Issues and has begun testing with certain customers. If customers or others with whom the Company does business experience problems relating to the Year 2000 issue, the Company's business, financial condition or results of operations could be adversely affected. A loss of business could result from the Company's customers' inability to implement new work projects while focusing their information technology resources on Year 2000 issues within their existing systems.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company estimates that the aggregate cost of its Year 2000 project will be approximately $750,000, including costs already incurred. Significant portions of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $200,000 were incurred by the Company for this project during the first nine months of 1998, of which $100,000 was incremental expense. The anticipated costs of the project, as well as the date on which the Company expects to complete the project are based on management's best estimate using information currently available and numerous assumptions about future events. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in the future. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

     In the event that the efforts of the Company's Year 2000 project do not address all relevant problems, the Company intends to develop contingency plans. In addition, the Company's decentralized operational structure allows for a single region to have a software or hardware failure, while another region can provide backup support. This provides reduced risk if a single region does not successfully complete the required changes to become Year 2000 compliant as planned.

     The Company is continuing its efforts to timely address the Year 2000 issues. Actual results could differ materially from the forward-looking statements contained herein as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

     The Company is currently evaluating the Year 2000 readiness of the business and assets acquired from Manus Services Corporation ("Manus") on October 30,1998. As such the above discussion does not reflect the impact of Manus.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                           Part II: Other Information

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

Dated:  November 13, 1998