Form 10-K
period 1998-12-31
VESTCOM INTERNATIONAL INC
filed 1999-03-31
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                               Title of each class
                               -------------------

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

                                  Yes X  No
                                     ---    ---

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of voting stock held by non-affiliates as of March 1, 1999 was approximately $38.6 million.

         Number of shares of Common Stock outstanding as of March 1, 1999:
8,788,590

         Documents incorporated by reference: Definitive Proxy Statement for the registrant's 1999 Annual Meeting of Shareholders (Part III).

                           VESTCOM INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                     Part I
                                                                            PAGE
Item 1     Business.......................................................    3
Item 2     Properties.....................................................   14
Item 3     Legal Proceedings..............................................   15
Item 4     Submission of Matters to a Vote of Security Holders............   15
Item 4A    Executive Officers of the Registrant...........................   15

                                     Part II

Item 5     Market for the Registrant's Common Equity and Related
               Stockholder Matters........................................   16
Item 6     Selected Financial Data........................................   17
Item 7     Management's Discussion and Analysis of Results of
               Operations and Financial Condition.........................   17
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....   22
Item 8     Financial Statements and Supplementary Data....................   23
Item 9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   24

                                    Part III

Item 10    Directors of the Registrant....................................   24
Item 11    Executive Compensation.........................................   24
Item 12    Security Ownership of Certain Beneficial Owners and
               Management.................................................   24
Item 13    Certain Relationships and Related Transactions.................   24

                                     Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................   24


Signatures................................................................   26

                                     PART I

Item 1.  Business

         This Annual Report on Form 10-K contains forward-looking statements based on current expectations, estimates and projections about Vestcom's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosures Regarding Forward-Looking Statements."

General

         Vestcom International, Inc. ("Vestcom") is a consolidator and operator of companies that create, manage and distribute business critical documents including (i) statements, invoices and confirms, (ii) product pricing and usage information, and (iii) sales generation and product fulfillment materials. Vestcom was founded in September 1996. Concurrently with the consummation of Vestcom's initial public offering (the "IPO") on August 4, 1997, Vestcom acquired seven companies in the document services industry (the "Founding Companies"). Since the IPO, Vestcom has expanded its operations through internal growth and by acquiring eight additional operating companies, and now has 36 facilities in 19 states and in the Provinces of Quebec and Ontario, Canada. The companies acquired by Vestcom since the IPO, along with the Founding Companies, are referred to herein as the "Operating Companies." Prior to the IPO, Vestcom did not conduct any operations. Unless otherwise indicated, all references to Vestcom's business prior to the IPO refer to the businesses of the Founding Companies as they were conducted on an independent basis. Vestcom maintains a website at vestcomintl.com.

         Vestcom's knowledge of the industry, technological expertise, resources and operating efficiencies enable it to provide a broad range of services from multiple locations at a competitive cost. The Operating Companies provide a number of value-added services to customers. For example, in the financial services industry, Vestcom works with its customers to create, manage and distribute statements, invoices and confirms. Vestcom provides added value by producing these business critical documents in a cost-effective, timely manner, with enhanced graphics, and by also providing customers with database services where requested. As an additional example, in the retail industry, Vestcom works with its customers to create, manage and distribute product pricing and merchandising support materials. Vestcom not only produces pricing labels and point-of purchase displays, but also provides its customers with value-added services such as the production and distribution of frequent shopper and personalized ID cards, price books, database services, equipment and supplies for onsite production of product pricing materials and other merchandising support needs.

         Vestcom provides services to customers in a broad range of industries. In addition to the financial services and retail industries, Vestcom provides services to customers in the pharmaceutical, telecommunications, utilities, health care, travel and leisure and manufacturing industries. Vestcom provides its customers with solutions to meet their business critical document requirements. Vestcom's services enable customers to:

                o Obtain customized  business critical documents to meet their specific needs

                  Vestcom believes that one of its key competitive advantages is its significant data processing and programming capabilities. Vestcom's technical staff designs and implements the software and systems to produce customized business critical documents for customers. These documents not only communicate business critical data, but may also provide personalized and focused marketing messages and may be supplemented through selective insertion of marketing materials. Vestcom's capabilities provide customers with the flexibility to produce small or large volumes of business critical documents with the same high quality, while permitting each document to contain customized or individualized information. Vestcom produces documents for most of its customers on a regular basis, either daily, weekly, monthly, quarterly or as otherwise required by the customer.

                o Fulfill multiple business critical document needs from one source, at a competitive cost

                  Vestcom's advanced data processing and distribution capabilities permit customers to fulfill many of their business critical document needs from a single source, at a competitive cost. By using Vestcom's services, customers can reduce their production, distribution and mailing costs. They can also reduce their overhead and fixed costs by decreasing or eliminating their investments in technology and the need for expensive equipment, floor space, personnel, utilities and other related expenses.

                o Reduce production turnaround time and equipment downtime

                  Vestcom's advanced computer network shifts production to various locations, thereby increasing efficiency, productivity, cost effectiveness and timely delivery. Vestcom reduces turnaround time and downtime through its:

                           o direct customer data links, which speed processing
                             time;

                           o distributed processing, by which Vestcom maximizes
                             equipment utilization and distributes data received from customers to geographically dispersed production and distribution centers, enabling customers to improve delivery time; and

                           o internal equipment redundancy and multi-site
                             production capabilities, which provide backup protection for equipment failure.

                o Gain access to the newest technologies and key business
                  services

                  Vestcom keeps abreast of frequent changes in technology and continually upgrades its production capabilities and services, enabling its customers to:

                  o receive the benefits of technological advances without making significant investments in hardware and software;

                  o retain the flexibility to change the equipment and technologies that Vestcom utilizes to produce their work; and

                  o select from among a variety of medium, such as paper, compact disc, microfiche and electronic formatting via the Internet for the production of their documents.

                  In 1998, primarily through an acquisition, Vestcom expanded its capabilities in various aspects of creative marketing design and direct response marketing. As an internal development activity, Vestcom formed Vestcom's Internet Solutions Group and developed an Internet suite of products which includes web-based fulfillment services, electronic document delivery and electronic bill presentment and payment.

Industry Overview

         The business of creating, managing and distributing business critical documents is highly fragmented and is characterized by many small companies, which typically serve local markets and provide a narrow range of services, and by numerous in-house operations and several national service providers, some of whom serve specialized market niches. As a result of the increased complexity and volume of business critical documents and the increased costs of producing these documents in-house, a growing number of companies have looked to outsourcing as an alternative to creating, managing and distributing business critical documents in-house. Vestcom believes that many companies offering outsourcing services comparable to Vestcom's services:

              o   have insufficient capital for expansion;

              o   do not invest sufficiently in rapidly changing technologies;
                  and

              o are unable to meet the needs of large and/or geographically dispersed clients.

         Vestcom believes that the growth of its market is being driven by several factors, including:

              o the increasing trend of businesses to outsource their non-core functions;

              o the growth of the companies and industries in Vestcom's customer base, which has resulted in an increase in the volume and variety of business critical documents which these companies need to generate;

              o the increased demand of managers, employees and customers for business critical documents as a result of recent advances in information technology; and

              o government regulations that require the reporting and retention of, and access to, a broad range of information.

Strategy

         Vestcom has implemented the following business strategy:

         Strategy for Internal Growth:

Provide Technological Leadership and Value-Added Solutions

         Vestcom's technological expertise combined with its size and scope of service offerings enables it to provide customers with "one stop" shopping at a competitive cost for many of their business critical document requirements. Using a focused sales approach, driven by a customer intimate strategy, Vestcom provides a broad range of high quality services at a competitive cost from multiple locations.

Achieve Cost Savings and Promote Name Recognition Through Integration

         Vestcom believes that by integrating its business units it can improve both its national and local marketing opportunities and increase resource utilization. During 1998, while maintaining individual operating unit performance responsibilities, Vestcom continued integrating its acquired companies and resources. As part of the integration process and to enhance its market recognition or branding, Vestcom formed regional operating units: Vestcom New England, Vestcom Canada and Vestcom Mid-Atlantic. Vestcom also formed a market focused operating unit: Vestcom Retail Solutions Group. The companies comprising the regional units serve multiple markets and may serve customers outside of their respective regions. Additionally, such units may share production resources and technical capabilities. The companies comprising the Retail Solutions Group have a coordinated sales force and provide vinyl and laminated paper pricing labels, laser printed price books, customer communications material and database and other services for the retail industry. During 1998, Vestcom took the initial steps to consolidate certain executive, administrative, sales and financial functions within these units. By the end of 1998, each unit had an integrated sales function. During 1999, Vestcom intends to continue its program to consolidate production facilities and functions.

         Vestcom believes that this integration will improve cost-effectiveness and brand recognition by:

         o   consolidating a number of executive and administrative functions;

         o   reducing or eliminating redundant functions and facilities;

         o   increasing equipment utilization; and

         o   creating common sales and marketing materials and approaches.

Leverage technical know-how and production resources

         Vestcom's operating units share a common technical expertise, which includes data management skills, programming know-how, and expertise related to image/document transmission, formatting, presentation, production and distribution. The units also operate similar laser printing and related production equipment. To leverage its technical know-how and production resources, Vestcom is continuing its program to transfer industry specific application expertise among its various operating units. For example, applications marketed to customers in the retail industry are produced at operating units not comprising Vestcom's Retail Solutions Group, and production locations comprising Vestcom's Retail Solutions Group may produce work for customers in markets other than retail.

Capitalize on Cross-Selling Opportunities

         Vestcom has initiated cross-selling efforts and intends to further capitalize on the expertise of the various Operating Companies to expand the range of services provided to existing customers as well as to broaden Vestcom's customer base. As examples, Vestcom believes that its direct marketing and database services could be marketed to certain customers for whom Vestcom presently produces business critical documents, and its fulfillment services could be marketed to certain customers for whom Vestcom presently provides laser printing and document distribution services. Vestcom further believes that new technologies shared among the Operating Companies, such as the ability to electronically distribute data received from customers to geographically dispersed locations, will increase Vestcom's cross-selling opportunities. In addition, certain of the Operating Companies have expertise in particular industries and with specific types of customers, such as financial institutions, retail chains and telecommunications companies. Vestcom believes that this expertise will enhance its ability to obtain and service customers.

New Products and Services

         Vestcom intends to supplement the selling efforts of its operational units by corporate-sponsored internal product development, acquisition of new products and services and sales and marketing efforts.

Provide Outsourcing Solutions for Clients

         Vestcom's Management Solutions Group targets customers desiring to outsource a significant portion of their laser printing and document distribution processes. Vestcom provides a turnkey service for the creation, management and distribution of business critical documents in which it assumes most of the responsibilities previously performed by the customer's in-house operations on either a facilities management basis or on an outsourced basis. Vestcom believes that, in most cases, it can perform these services more cost-effectively than the customer can perform them internally. Vestcom believes that its knowledge of the industry, technological expertise, resources and operating efficiencies will enhance its ability to successfully market this service.

         For a discussion of certain risks associated with Vestcom's internal growth strategy, see "Risk Factors - There Are Various Risks Related to Integrating Vestcoms Operating Companies", " - Vestcom May Not Be Able to Successfully Manage Its Growth" and "- Vestcom May Not Be Able to Sustain Internal Growth".

         Acquisition Strategy:

         Concurrently with the consummation of its IPO, Vestcom acquired the Founding Companies. Since the IPO, Vestcom has expanded its operations through internal growth and by acquiring eight additional Operating Companies, and now has 36 facilities in 19 states and in the Provinces of Quebec and Ontario, Canada. Vestcom plans to acquire additional companies that create, manage and distribute business critical documents in the highly-fragmented business services industry.

         As Vestcom grows, it will seek to expand into targeted geographic areas in the United States, Canada and abroad by acquiring companies that have specified characteristics. Targeted geographical areas include those areas which have a high concentration of potential customers with high-volume, business critical document requirements. In identifying potential acquisition candidates, Vestcom will look for companies:

         o that are expected to be accretive to Vestcom's earnings per share;

         o with services that are similar or complementary to those provided by Vestcom;

         o serving geographic markets targeted by Vestcom; and

         o with strong management and customer relationships.

         In addition, as opportunities arise, Vestcom will seek to augment the operations of the Operating Companies and to capitalize on economies of scale with "tuck-in" acquisitions in the same or contiguous areas that can be assimilated into existing operations. Vestcom believes that it can increase market share through tuck-ins by adding additional customers and leveraging operational efficiencies through the sharing of capacities and capabilities and the elimination of duplicate overhead.

         For a discussion of certain risks associated with Vestcom's acquisition strategy, see "Risk Factors--Vestcom Faces Risks Related to its Acquisition Strategy" and "--Vestcom May Not Be Able to Obtain Adequate Financing to Fund its Acquisition Program".

         Vestcom is regularly engaged in discussions with additional acquisition candidates and may from time to time enter into letters of intent with respect to the acquisition of such businesses. No assurance can be given, however, that Vestcom will acquire any additional businesses.

Services

         Vestcom provides a variety of services for its customers based on their specific needs for business critical documents. These services include the following:

Production and Distribution Services

         Production and Distribution of Time-Sensitive Business Critical
         Documents

         Vestcom converts electronic data received from its customers into informative, accurate and customized business critical documents such as brokerage statements, transaction confirms, bank statements, invoices, pension reports, credit union statements, product pricing labels and management reports (including sales reports, financial and accounting reports and inventory reports). Upon receipt of computer data from its customers, the data is processed through specialized systems and software generally developed by or licensed to Vestcom to provide, among other things, customized formatting of data, document production and printing, cost-effective and expedited postal delivery, intelligent insertion of supplementary marketing material into envelopes, selective distribution and quality control. Vestcom's processing of its customers' data enables Vestcom to create personalized and focused business critical documents, which may include selective marketing messages, specialized graphics and highlight color. Vestcom's capabilities enable it to image small or large volumes of documents with the same high quality, while permitting each document to contain customized or individualized information. Vestcom's capabilities also include receipt of data from customers in a central location and the electronic distribution of this data to geographically dispersed production and distribution centers, enabling customers to improve delivery time. Vestcom produces documents for most of its customers on a regular basis, either daily, weekly, monthly, quarterly or as otherwise required by the customer.

         Vestcom offers its customers a variety of medium for the production and distribution of business critical documents, including paper, compact disc, microfiche, microfilm, and electronic formatting via the Internet. Compact disc is primarily used for rapid access to information and in situations where the user needs to manipulate the data easily. Microfiche and microfilm are used primarily for archiving and for other purposes which are not highly time-sensitive. Vestcom also offers Internet delivery of documents for customers.

         Production and Distribution of Computer-Generated Labels

         Vestcom's Retail Solutions Group provides vinyl and laminated paper pricing labels, laser printed price books, customer communications material and database services for the retail industry. Vestcom produces and distributes point-of-purchase displays, frequent shopper and personalized ID cards, equipment and supplies for onsite production of product pricing materials and other merchandising support materials. For example, major grocery and drug-store chains rely on Vestcom to manage product pricing information. Promotions and price changes are transmitted weekly to Vestcom for the creation of point-of-purchase shelf labels, which are laser printed and ready for distribution to retail stores throughout North

America generally within 24 hours of receipt of data. These labels typically display the product's price (including unit price), a bar-code for scanning and information about the product such as its size and weight. Vestcom utilizes high-speed laser printers and specialized finishing equipment to produce these labels. Vestcom provides rapid turnaround of labels to its customers' stores and distribution centers daily, weekly or as otherwise required to reflect changes in the information contained on the labels.

         Demand Publishing and Marketing Materials Fulfillment

         Vestcom prints, packages and distributes business critical documents that are subject to frequent revision or unpredictable demand, such as product instruction manuals, training manuals and technical materials. For example, a software company that provides instruction manuals to its customers may need to update the manuals frequently to reflect changes in its product. Vestcom's print on demand system permits the customer to revise the instruction manual, cost-effectively producing the number of copies required at the time the information is needed. The flexibility of Vestcom's system enables the customer to make product enhancements (such as corrections or improvements to product manuals) without maintaining costly inventories of documents which might quickly become outdated. Vestcom provides complete assembly of software packages, including coordination of software duplication and production of the applicable documentation.

         In addition to the electronic storage of data for print on demand requirements, Vestcom also receives printed marketing and related materials from customers, retains the material in inventory and then ships the materials to various locations upon the receipt of a customer order. Vestcom receives orders to ship materials by telephone, phone mail, fax, mail and electronic mail via the Internet. Vestcom's inbound telemarketing service includes customer service representatives who take orders and provide information concerning inventory availability, anticipated delivery and the status of previously placed orders. Vestcom also produces customized computer reports which track the volume and frequency of shipments of materials to various locations.

Direct Response Marketing

         In October 1998, Vestcom acquired Manus Services Corporation, with its principal place of business in Seattle, Washington. This acquisition expanded Vestcom's capabilities in various aspects of creative marketing design and direct response marketing. Through this acquisition and Vestcom's other capabilities, Vestcom is able to assist its customers by:

              o   identifying and targeting potential new customers;

              o developing and creating promotional marketing materials and direct mail marketing programs aimed at these customers;

              o   distributing the marketing materials; and

              o determining the effectiveness of direct marketing programs by performing database response analyses.

Vestcom also fulfills requests for marketing materials from customer inquiries. Vestcom believes that direct response marketing is an important addition to its product and service offerings.

Commingling, Intelligent Inserting and Mailing Services

         Vestcom provides cost-effective and rapid distribution of completed documents and is able to obtain postal discounts off the current U.S. first class single piece postage rate. By maximizing equipment utilization and electronically distributing data received from customers to geographically dispersed production and distribution centers, Vestcom enables customers to reduce distribution costs while improving delivery time.

         Commingling

         By combining volumes of mail from a number of customers and adding postal bar-codes, Vestcom is able to generate postal discounts for customers that do not produce sufficient volume to obtain these benefits on their own.

         Insertion

         Vestcom provides both selective (intelligent) and non-selective insertion services. Vestcom's insertion equipment folds and inserts reports, bills, invoices and other marketing materials into envelopes.

         Presorting

         Vestcom sorts mail to United States and Canadian Postal Service specifications and adds postal bar-codes in order to obtain the greatest available discount and speed delivery.

Computer Center Business Critical Document Outsourcing Services

         As contrasted with Vestcom's individualized applications for customers, Vestcom's Management Solutions Group targets customers desiring to outsource a significant portion of their laser printing and document distribution processes. Vestcom provides a turnkey service that encompasses document creation, management and distribution services to meet the customer's needs for business critical documents, which may also include mailing services. Vestcom will typically assume most of the responsibilities previously performed by the customer's in-house operations either on a facilities management basis or on an outsourced basis. Vestcom believes that outsourcing will often enable the customer to close its in-house computer output printing center. The customer transmits its computer-generated data to one of Vestcom's production and distribution centers, which then processes, produces and distributes the reports, invoices, statements and other business critical documents needed by the customer.

Forms Management

         Vestcom's services include the purchase, storage and inventory management of printed forms, envelopes, letterhead and marketing materials for customers. Vestcom also offers limited offset printing services to print forms, stationery and other marketing materials.

Development of New Services

         Vestcom believes that its future success depends on its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers. For example, during 1998, Vestcom's Internet Solutions Group began to offer a suite of Internet-enabled products that include web-based fulfillment services, electronic document delivery and electronic bill presentment and payment. As an additional example, Vestcom has expanded its direct response marketing services since its acquisition of Manus Services Corporation in October 1998.

Sales and Marketing

         Vestcom's sales efforts are handled principally through its in-house direct sales staff of approximately 68 people. Vestcom's sales representatives generally have expertise in specific industries, such as the financial services, retail, pharmaceutical and telecommunications industries, and in specific services, such as statements, computer-generated point-of-purchase pricing labels, direct response marketing and demand publishing. Vestcom employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects.

         Local sales efforts are augmented by corporate supported participation in industry trade shows and conferences, articles and advertisements in trade journals and seminars sponsored by Vestcom for customers and prospective customers. Vestcom provides marketing support to its sales staff through the production and distribution of marketing materials, telemarketing and seminars. Vestcom's sales and customer service personnel interact extensively with the customer and Vestcom's operations staff to address specific customer needs.

Customers

         Vestcom provides services to customers in a broad range of industries, including the financial services, retail, pharmaceutical, telecommunications, utilities, health care, travel and leisure and manufacturing industries. No one customer presently accounts for over 5% of Vestcom's revenues.

Competition

         Vestcom operates in a highly competitive industry. There can be no assurance that Vestcom's targeted customer base will outsource more of their needs for business critical documents or that such businesses will not bring in-house services that they currently outsource. In addition, with respect to those services that are outsourced, Vestcom competes with a variety of companies, many of which have greater financial resources than Vestcom. A number of Vestcom's current suppliers of equipment and services are also a source of competition. Vestcom's major competitors include Xerox Business Services, Pitney Bowes Management Services, Anacomp, Output Technologies (a division of DST Systems), IKON Office Solutions, Moore Corporation Ltd., F.Y.I. Incorporated and Lason, Inc., as well as smaller local, regional and national providers.

         Certain of Vestcom's competitors operate in broader geographic areas than Vestcom, and others may choose to compete in Vestcom's areas of operation in the future. In addition, Vestcom intends to enter new geographic areas through internal growth and by acquiring existing companies, and expects to encounter significant competition from established competitors in each of these new areas. As a result of this highly competitive environment, Vestcom may lose customers or have difficulty in acquiring new customers and new companies and its results of operations may be adversely affected.

         Vestcom believes that the principal competitive factors in providing one-stop solutions to meet customers' business critical document requirements include technological expertise, quality and accuracy, turnaround time, price, reliability and security of service, reputation, client industry expertise, capacity back-up and redundancy capabilities and customer support and service. Vestcom believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so.

Employees

         At December 31, 1998, Vestcom had approximately 950 full-time and 120 part-time employees. No employees of Vestcom are represented by a labor union. Vestcom considers its relations with its employees to be good.

                                  RISK FACTORS

Vestcom Has Limited Combined Operating History

         Prior to the consummation of the IPO and the acquisitions of the Founding Companies on August 4, 1997, Vestcom conducted no operations and generated no revenues. Vestcom has acquired eight additional operating companies since the IPO. These companies, together with the Founding Companies, are referred to as the "Operating Companies." Prior to their acquisition by Vestcom, the Operating Companies operated as separate, independent businesses. Vestcom cannot be certain that the Operating Companies or the companies it may acquire in the future will achieve sales and profitability justifying Vestcom's investment in them.

There are Various Risks Related to Integrating Vestcom's Operating Companies

         The process of integrating the operations of the businesses Vestcom acquires into Vestcom's business may involve unforeseen difficulties and may require a significant amount of Vestcom's financial and other resources, including management time. In connection with the integration process, Vestcom may experience:

         o    the loss of customers;

         o    the loss of personnel;

         o    increased costs related to recruitment and termination payments;

         o    operating interruptions;

         o    moving and relocation costs;

         o    abandonment costs related to the termination of leases; and

         o increased expenditures for leasehold improvements and fit up costs for new facilities.

Vestcom cannot be certain that it will be able to integrate the operations of these businesses successfully into its operations. In addition, to improve operating efficiencies, Vestcom must conform all acquired companies into certain necessary common systems and procedures, including certain production and accounting systems. Vestcom cannot be certain that it will successfully institute these common systems and procedures for all acquired companies or accomplish this without substantial costs, delays or other operational or financial difficulties. Vestcom's inability to integrate or successfully manage the companies it has acquired or may acquire in the future could have a material adverse effect on Vestcom's business, financial condition and results of operations.

Vestcom May Not Be Able to Successfully Manage Its Growth

         Vestcom expects to expend significant time and effort in expanding its business and acquiring other businesses. This growth may place a significant strain on Vestcom's resources. Vestcom cannot be certain that its systems, procedures and controls will be adequate to support its operations as they expand. Any future growth also will impose significant additional responsibilities on members of Vestcom's senior management, including the need to identify, recruit and integrate new senior level managers and executives. Vestcom cannot be certain that it will be able to identify and retain such additional managers and executives. As a result, Vestcom cannot be certain that it will be able to expand its business or manage any future growth effectively and profitably.

Vestcom Faces Risks Related to its Acquisition Strategy

         Vestcom intends to expand its operations through the acquisition of additional businesses which create, manage and distribute business critical documents. There can be no assurance that Vestcom will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into Vestcom without substantial costs, delays or other operational or financial difficulties. Further, acquisitions may involve a number of special risks, including:

         o adverse effects on Vestcom's operating results;

         o diversion of management's attention;

         o failure to retain key personnel or customers of an acquired company;

         o risks associated with unanticipated events; and

         o amortization of acquired intangible assets.

         Some or all of these risks could have a material adverse effect on Vestcom's business, financial condition or results of operations. In addition, if competition for acquisition candidates increases, the cost of acquiring businesses could increase materially. Changes in accounting requirements relating to acquisitions could make it more difficult for Vestcom to structure accretive acquisitions. Unfavorable developments at a single acquired company could have a material adverse impact on the reputation and business of Vestcom as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The inability of Vestcom to implement and manage its acquisition strategy successfully may have an adverse effect on the business or future prospects of Vestcom.

Vestcom May Not Be Able to Obtain Adequate Financing to Fund its Acquisition Program

         Vestcom cannot readily predict the timing, size and success of its acquisition efforts or the capital it will need for these efforts. Vestcom currently intends to finance future acquisitions by using a combination of its Common Stock, notes and cash. As a result of the decrease in the market value of Vestcom's Common Stock since the IPO, it currently is more difficult and dilutive for Vestcom to use stock in structuring acquisitions. If the Common Stock does not maintain a sufficient market value, or if the owners of the businesses Vestcom wishes to acquire are unwilling to accept Common Stock as part of the purchase price, Vestcom will be required to use more of its cash resources, if available, to maintain its acquisition program. Using cash for acquisitions limits Vestcom's financial flexibility and makes Vestcom more likely to seek additional capital through borrowing money or selling stock. Vestcom may not be able to obtain cash if and when it is needed on acceptable terms, or at all. This could have a material adverse effect on Vestcom's business, financial condition and results of operations.

Vestcom May Not Be Able to Sustain Internal Growth

         A key element of Vestcom's strategy is to generate internal growth by capitalizing on cross-selling opportunities, generating new clients through aggressive marketing and expanding its service offerings. Internal growth will depend upon factors including:

         o the effective initiation, development and maintenance of client relationships;

         o the expansion and coordination of sales functions;

         o the development and success of new products and services;


         o Vestcom's ability to maintain the high quality of the services it offers; and

         o the recruitment, motivation and retention of qualified management and other personnel.

         Sustaining growth will also require continued access by Vestcom to capital, the successful cross-selling of products and services among the Operating Companies and realization by Vestcom of economies of scale. Vestcom cannot be certain that its strategies will continue to generate internal growth or that it will be able to generate cash flow adequate for its operations and to support growth.

Vestcom Depends on Certain Technology

         Vestcom's success is dependent on its ability to acquire and utilize competitive production technologies on a more cost-effective basis than Vestcom's existing and potential customers can utilize them in-house. Vestcom's services could be rendered noncompetitive or obsolete by technological advances made by its current or potential production technology suppliers, some of whom may be competitors. In addition, Vestcom could make a significant investment in equipment or technology which quickly becomes obsolete. Vestcom cannot be certain that it will be able to obtain the rights to use any of these technologies, that it will be able to implement effectively these technologies on a cost-effective basis or that these technologies will not render noncompetitive or obsolete Vestcom's role as a consolidator and operator of companies that create, manage and distribute business critical documents.

Vestcom May Be Affected by Consolidation in the Industries of Certain Customers

         A significant portion of Vestcom's customers are in the financial services and retail industries. These industries have experienced consolidation in recent years and may experience additional consolidation in the future. Vestcom cannot predict the effects that such consolidation, or the possible consolidation in other industries which Vestcom serves, such as the healthcare industry, may have on its business or future prospects. For example, in connection with such consolidation, Vestcom may either lose or gain additional customers or experience variations in the volume of work received from its customers.

The Price of Vestcom's Common Stock May Be Volatile

         In recent years the stock market has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic, industry specific and market conditions, may adversely affect the market price of Vestcom's Common Stock. Vestcom's quarterly results of operations may vary materially as a result of factors which include: timing and structure of Vestcom's acquisitions, the gain or loss of material customers, the costs of integrating acquired companies, changes in Vestcom's operating cost structure and variations in the prices charged for Vestcom's services. Fluctuations in Vestcom's stock price may adversely affect Vestcom's business and acquisition opportunities.

Shares of Common Stock Eligible for Future Sale May Affect Market Price

         By August 1999, 3,430,327 shares of Common Stock issued to the former holders of the Founding Companies at the time of the IPO and in connection with certain earnouts and to certain other investors will be freely tradable, unless held by affiliates of Vestcom. Also in August 1999, the holders of 278,334 shares of Common Stock will have the right to exercise registration rights with respect to these shares. Shares issued upon the exercise of stock options also will be eligible for resale in the public market. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock.

Vestcom May Be Adversely Affected by the Impact of the Year 2000 Issue

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

         Based on a recent internal assessment, Vestcom believes that the cost to modify its existing software and/or to convert to new software will not be significant. However, if customers, suppliers or others with whom Vestcom does business experience problems relating to the Year 2000 Issue, Vestcom's business, financial condition or results of operations could be materially adversely affected. In addition, Vestcom could be affected by a systematic failure beyond its control, such as a prolonged telecommunications or electrical failure, the failure of other utility companies or a failure of governmental systems including the U.S. postal service. Such failures could interrupt Vestcom's operations, including its ability to receive and process data from its customers, and could have a material adverse effect on Vestcom's business, results of operations or financial condition.

Vestcom May Face Potential Liability for Breach of Confidentiality

         A substantial portion of Vestcom's business involves the handling of documents containing confidential and other sensitive information. There can be no assurance that unauthorized disclosure will not result in liability to Vestcom or damage Vestcom's reputation. In addition, in connection with providing its Internet suite of products, Vestcom transmits information about third parties over the Internet. Vestcom may be exposed to liability with respect to the transmission of such third party information.

Vestcom May Have Business Interruptions

         Vestcom believes that its future results of operations are dependent in large part upon its ability to provide prompt and efficient services to its customers. Certain of Vestcom's operations are performed at a single location and are dependent on continuous computer, electrical and telephone service. As a result, any disruption of Vestcom's day-to-day operations could have a material adverse effect upon Vestcom. There can be no assurance that a fire, flood, earthquake, power loss, phone service loss or other event affecting one or more of Vestcom's facilities would not disable these services. Any significant damage to any such facility or other failure that causes significant interruptions in Vestcom's operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on Vestcom's business, financial condition or results of operations.

Vestcom's Business May Be Affected By Fluctuations in the Price of Supplies and other Costs or Alternative Technologies

         Prices for paper, equipment maintenance, delivery services and labor costs may increase from time to time in the future. Any significant increases in the prices of these materials and services that cannot be passed on to customers could have a material adverse effect on Vestcom's business, financial condition or results of operations. In addition, increases in the prices of supplies and other materials and services might cause some of Vestcom's customers to utilize alternative technologies in their respective businesses that do not involve the use of paper or the mail, such as the Internet. While Vestcom presently offers electronic distribution services via the Internet, there can be no assurance that these services will be accepted by Vestcom's customers, or that other technologies (whether now existing or developed in the future) may not in the future reduce or supplant the demand for Vestcom's services, which could in turn adversely affect Vestcom's business.

Effect of Certain Charter Provisions and New Jersey Law

         The Board of Directors of Vestcom is empowered to issue common stock and preferred stock without stockholder action. The existence of this "blank-check" common stock and preferred stock could render more difficult or discourage an attempt to obtain control of Vestcom by means of a tender offer, merger, proxy contest or otherwise and may adversely affect the prevailing market price of Vestcom's Common Stock. In addition, the New Jersey Shareholders Protection Act prohibits certain persons from engaging in business combinations with Vestcom.

Item 2.  Properties

         Vestcom currently has 36 facilities, aggregating approximately 1,102,000 square feet. These facilities are located in 19 states and in the Provinces of Quebec and Ontario, Canada. All of these facilities are leased and are used for operations, administrative and storage functions. Leases vary in term remaining from month-to-month to 15 years and in some cases, include options to extend the lease term. Vestcom has entered into a 15 year lease commencing June 1, 1999, for executive office, production and warehouse space, aggregating approximately 210,000 square feet (which is included in the aggregate square footage amount referred to above).

Item 3.  Legal Proceedings

         Vestcom is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on Vestcom's business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the year ended December 31, 1998, no matters were submitted to a vote of Vestcom's security holders.

Item 4A.  Executive Officers of the Registrant

         Vestcom's executive officers are as follows:

Name                                Age*                     Positions with Vestcom
----                                ---                      ----------------------
Joel Cartun                         59      Chairman of the Board and Chief Executive Officer

Brendan Keating                     44      President and Chief Operating Officer

Harvey Goldman                      52      Executive Vice President, Chief Financial Officer and
                                              Treasurer

Peter J. McLaughlin                 60      Executive Vice President

Sheryl Bernstein Cilenti            30      Vice President, General Counsel and Secretary

--------------------
*  Ages are as of March 1, 1999.

         Joel Cartun has been the Chief Executive Officer and a director of Vestcom since its incorporation in September 1996 and Chairman of the Board since August 1997. He served as President of Vestcom from its incorporation until March 1999. Mr. Cartun founded Comvestrix Corp. (now known as Vestcom Mid-Atlantic, Inc. ("VMA")), one of the Founding Companies, in 1969, and has served as Chief Executive Officer and a director of that corporation since its incorporation and as President until October 1998. Mr. Cartun was a founder of Xplor International, a trade association for the electronic printing industry.

         Brendan Keating has served as President of Vestcom since March 1999, as a director since May 1998, and as Chief Operating Officer of Vestcom since October 1997. He served as Executive Vice President of Vestcom from October 1997 until March 1999. He has served as President of VMA since October 1998, and as Chief Operating Officer of VMA from October 1997 until April 1998. He served as Vice President of Bowne & Co., Inc. (a financial printing company) from 1991 until October 1997. He also served as Vice President of Operations of Bowne of New York City, Inc. from 1985 to 1991, and as President of Bowne Business Communications from 1993 to 1995.

         Harvey Goldman has served as Executive Vice President, Chief Financial Officer and Treasurer of Vestcom since May 1997. He served as President, Chief Executive Officer and Chairman of the Board of Conversion Technologies International, Inc. (a publicly traded specialty materials company) from 1994 to May 1997. From June 1991 to March 1994, Mr. Goldman served as Executive Vice President and as a director of Air & Water Technologies Corporation, a publicly held environmental technologies company (and successor to Research-Cottrell, Inc.), and as its Chief Financial Officer from June 1987 through June 1991. Prior to joining Research Cottrell, Inc. in 1985, Mr. Goldman was a partner at Arthur Young & Co. (now Ernst & Young LLP).

         Peter J. McLaughlin has served as Executive Vice President of Vestcom since March 1997 and as a consultant to Vestcom from July 1996 to March 1997. He served as Chief Financial Officer and Treasurer of Vestcom from March 1997 to May 1997. Mr. McLaughlin also served as a director of Vestcom from its inception through the consummation of the IPO. He was a partner from 1994 to 1996 in the merger and acquisition firm of McLaughlin & Tonra. Prior thereto, he was Senior Vice President of the Eastern Region, with Zytron (a Dun & Bradstreet subsidiary specializing in computer output services) and its successor company, First Image Management.

         Sheryl Bernstein Cilenti has served as Vice President and General Counsel of Vestcom since October 1997 and as Secretary of Vestcom since November 1997. From September 1993 until joining Vestcom, Ms. Cilenti was an associate at Lowenstein Sandler PC in Roseland, New Jersey, where she practiced law primarily in the areas of mergers and acquisitions and securities.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Vestcom's Common Stock has traded on the Nasdaq National Market since July 30, 1997, under the symbol "VESC". Vestcom's initial public offering price to the public was $13.00 per share. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq National Market for the periods indicated:
                                                     High              Low
                                                     ----              ---
Year ended December 31, 1997:
         Third quarter (from July 30)               $21.125          $13.00*
         Fourth quarter                              22.625           17.00

Year ended December 31, 1998:
         First quarter                               21.50            6.50
         Second quarter                              11.75            8.625
         Third quarter                               11.00            6.063
         Fourth quarter                               9.00            5.813

-----------------
         *Represents the initial public offering price.

         As of March 24, 1999, there were 89 holders of record of the Common Stock.

         Vestcom has not declared or paid any dividends on its Common Stock. Vestcom currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of Vestcom's Board of Directors after taking into account various factors, including Vestcom's financial condition, results of operations, current and anticipated cash needs and plans for expansion and any restrictions that may be imposed by Vestcom's future credit facilities. Vestcom's credit facility with Summit Bank restricts Vestcom's ability to pay cash dividends on its Common Stock. The credit facility provides that Vestcom may declare and pay quarterly cash dividends on its Common Stock only if after giving effect to any such payment Vestcom would not be in default under any of the provisions of such credit facility.

         During the year ended December 31, 1998, Vestcom issued an aggregate of 304,779 shares of Common Stock which were not registered under the Securities Act of 1933 (the "Securities Act"). All of the shares were issued on April 29, 1998, as earnout payments in connection with Vestcom's acquisitions of two of the Founding Companies. All of the unregistered shares issued by Vestcom during 1998 were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. None of the unregistered issuances of Common Stock described above involved an underwriter.

Item 6        SELECTED FINANCIAL DATA

         Vestcom acquired the Founding Companies on August 4, 1997 concurrently with the consummation of the Company's IPO. Prior to the consummation of the IPO, Vestcom conducted no activities, other than those related to the IPO and the acquisition of the Founding Companies. For financial statement presentation purposes, Vestcom has been identified as the accounting acquirer. The following selected historical financial data of Vestcom as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 and for the period from inception (September 19, 1996) to December 31, 1996 have been derived from the audited financial statements of Vestcom included elsewhere in this Annual Report on Form 10-K. The Statements of Operations Data included below reflect the operations of the acquired companies from the respective dates of their acquisition.

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

                                                                                                         For the Period from
                                                   For the Year Ended        For the Year Ended     Inception (September 19, 1996)
                                                    December 31, 1998        December 31, 1997           to December 31, 1996
                                                   ------------------        ------------------      ------------------------------
Statement of Operations Data:
Revenues.........................................     $   108,676              $     29,777             $        --

Income (loss) from Operations....................           8,927                     2,671                  (1,633)

Net Income (loss) - Basic........................     $     4,627              $      1,308             $    (5,078)
Net Income (loss) - Diluted......................     $     4,623              $      1,249             $    (5,078)
Net Income per share - Basic.....................     $       .52              $        .31
Net Income per share - Diluted...................     $       .52              $        .29

Additional Information:

EBITDA                                                $    15,228              $      4,681

Balance Sheet Data:                                December 31, 1998      December 31, 1997
                                                   -----------------      -----------------

Working capital                                       $     3,745           $     17,147
Total assets                                          $   142,544           $    114,346
Long term obligations                                 $    21,386           $     10,802
Stockholders' equity                                  $    89,911           $     83,028

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the financial condition and results of operations of Vestcom should be read in conjunction with Vestcom's Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Disclosures Regarding Forward Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: acceptance of Vestcom's new products in the marketplace, the entry of new competitors, changes in the business document outsourcing industry, the availability of suitable acquisition candidates, the assimilation of new acquisitions with existing business, the ability to execute and manage its growth strategy, the ability to successfully consolidate production facilities and functions as part of the Company's integration program, and the results of its investment spending. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

         Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of Vestcom's initial public offering (the "Offering") on August 4, 1997, Vestcom acquired seven companies that create, manage and distribute business critical documents (the "Founding Companies") each of which had been operating as a separate independent entity. For accounting purposes, the acquisitions of the Founding Companies were deemed to be made August 1, 1997, using purchase accounting, with Vestcom as the acquirer. Since the Offering, Vestcom has acquired additional companies that create, manage and distribute business critical documents, as detailed below (collectively with the Founding Companies referred to herein as "Acquired Companies").

         Vestcom acquired substantially all of the assets of New England Laser Printing, Inc. (now known as Vestcom Rhode Island, Inc.) in November, 1997, and the stock of Moreau Promotional Services, Inc. (now known as Vestcom Canada) in December 1997. As of January 20, 1998 Vestcom acquired substantially all of the assets of Creative Data Services, Inc. ("CDS") and D.B. Acquisition Inc. (doing business as Business Mail Express) ("BME"), a wholly owned subsidiary of CDS, and on April 14, 1998 Vestcom acquired substantially all of the assets of Dee Cee Graphics Inc. ("Dee Cee"). The operations of Dee Cee were consolidated into Vestcom Massachusetts' operations. On August 4, 1998, Vestcom, acquired substantially all of the assets of Graphic Technology Systems, Inc. ("GTS"). The operations of GTS were consolidated into Vestcom's Retail Solutions' operations. On October 30, 1998, Vestcom acquired substantially all of the assets of Manus Services Corporation ("Manus"), a company based in Seattle, Washington. The Acquired Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Acquired Companies), which have influenced, among other things, the Acquired Companies historical levels of owners' compensation. In connection with the acquisition of the Acquired Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition.

         Vestcom's Consolidated Balance Sheet as of December 31, 1998 includes the Founding Companies and Vestcom Rhode Island, Inc., Vestcom Canada, CDS, BME, Dee Cee, GTS and Manus. The results of operations and statement of cash flows for the year ended December 31, 1998, include the results of Vestcom and all of the companies acquired in 1997 for the entire period, and the companies acquired in 1998 from their respective dates of acquisition.

         In connection with Vestcom's acquisitions, Vestcom has made certain earnout payments and may be required to pay an additional earnout if specified revenue thresholds, margins or earnings are attained during the period ending July 31, 1999. In connection with a determination of earnouts for two of the Founding Companies, in April 1998, Vestcom paid $1,278,000 in cash, incurred an obligation to pay $1,160,000 in cash and issued an aggregate of 304,779 shares of Common Stock. The Company paid $580,000 of the $1,160,000 obligation in September 1998 and the remaining $580,000 in March 1999.

         In February 1999, Vestcom paid $375,984 and in March 1999, issued an aggregate of 228,216 shares of Common Stock in connection with the determination of an earnout for another Founding Company. In March 1999, Vestcom paid $325,000, issued a note payable for $612,500 at 5% interest due in January, 2000 and issued an aggregate of 40,000 shares of Common Stock in connection with the determination of an earnout of an acquired company. After the April 1998, September 1998, February 1999 and March 1999 payments, the aggregate maximum earnout payments which Vestcom may be required to make going forward are $650,000 in cash. Any payments of earnouts will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the increased number of shares issued in connection with earnouts will negatively affect Vestcom's future earnings per share.

         Vestcom, which conducted no operations prior to the consummation of the Offering other than in connection with the acquisitions of the Founding Companies and the financing activities related thereto, including the Offering, had no revenues and limited corporate expenses in the first seven months of 1997. Therefore, Management's Discussion and Analysis based on actual results would compare twelve months of operating activity in 1998 to five months of operating activity in 1997 to no operating activity in 1996. Accordingly, management believes that Management's Discussion and Analysis would only be meaningful based on a comparison of the audited Results of Operations of Vestcom for the year ended December 31, 1998, to the unaudited Pro Forma Results of Operations of Vestcom for the years ended December 31, 1997 and December 31, 1996. The unaudited pro forma data give effect to: (i) the acquisitions of the Founding Companies and Vestcom Rhode Island and Vestcom Canada; and (ii) compensation and other adjustments for all transactions as if the transactions had occurred on January 1, 1997 and January 1, 1996, respectively.

         The following discussion of Pro Forma Results of Operations is not necessarily indicative of the results Vestcom would have obtained had all of these acquisitions actually then occurred or of Vestcom's actual or future results.

                                                           Actual            Unaudited Pro Forma
                                                          (Audited)         Results of Operations
                                                       (in thousands)           (in thousands)
                                                       --------------       ---------------------
                                                              1998             1997           1996
                                                              ----             ----           ----
Revenues                                                 $     108,676       $  79,273     $ 71,201
Gross profit                                             $      39,882       $  29,531     $ 24,511
Selling, general & administrative expenses               $      30,955       $  18,984     $ 17,008
Income from operations                                   $       8,927       $   8,418     $  5,524

Results of Operations

Year Ended December 31, 1998 Compared to Unaudited Pro Forma
Year Ended December 31, 1997 ($ in 000's)

         Revenues increased $29,403, or 37.1%, from pro forma $79,273 for the year ended December 31, 1997 to $108,676 for the year ended December 31, 1998. This increase was primarily attributable to acquisitions which accounted for $22,173 or 28% of 1998 revenues and $7,230 or 9% internal growth over 1997 revenues. This internal growth was due to increased sales to new and existing customers primarily in the financial services and retail markets.

         Vestcom's gross profit increased $10,351, or 35.1%, from pro forma $29,531 for the year ended December 31, 1997 to $39,882 for the year ended December 31, 1998. This increase was primarily attributed to acquisitions which accounted for approximately $8,242 with the remaining increase relating to the increased volume of business. The gross profit margin decreased from 37.3% in 1997 to 36.7% in 1998 primarily due to the renegotiation of certain capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This transaction resulted in expense being moved from Interest Expense to Cost of Revenue thereby reducing the gross profit in 1998.

         Selling, general and administrative expenses increased $11,971, or 63.1%, from pro forma $18,984 for the year ended December 31, 1997 to $30,955 for the year ended December 31, 1998. As a percentage of revenues, selling general and administrative expenses increased from 23.9% in 1997 to 28.5% in 1998. The increase was attributable in part to acquisitions which accounted for approximately $4,900, or 41% of the total increase. The remaining increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with the increased Vestcom corporate management staff. The majority of the expenses of the Vestcom corporate staff operations did not come into existence until after the consummation of the initial public offering in August of 1997. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies. These costs included redundant overhead and facility costs. The Company expects that it will continue to incur such costs in future periods in connection with its integration process.

Pro Forma Year Ended December 31, 1997 Compared to the Pro Forma Year Ended December 31, 1996 ($ in 000's)

         Pro forma revenues increased $8,072 or 11.3% from $71,201 for the year ended December 31, 1996 to $79,273 for the year ended December 31, 1997. This increase was primarily attributable to increased volume of production of statements, point of purchase labels and other imaging services, although revenues also increased in other areas.

         Pro forma gross profit increased $5,020 or 20.5% from $24,511 for the year ended December 31, 1996 to $29,531 for the year ended December 31, 1997. The pro forma gross profit margin increased from 34.4% in 1996 to 37.3% in 1997 primarily due to improved capacity utilization resulting from the increased volume of business and the refinancing through capital leases of certain existing production equipment which resulted in reduced lease and maintenance costs.

         Pro forma selling, general and administrative expenses increased $1,976 or 11.6% from $17,008 for the year ended December 31, 1996 to $18,984 for the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses remained constant at approximately 23.9% in 1996 and 1997.

         Pro forma income from operations increased $2,894 or 52.4% from $5,524 for the year ended December 31, 1996 to $8,418 for the year ended December 31, 1997 for the reasons discussed above.

Liquidity and Capital Resources

         The following discussion of liquidity and capital resources reflects Vestcom's actual results of operations and financial position for the periods discussed.

         On August 4, 1997 Vestcom consummated its initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. Vestcom's underwriters exercised in full an option to purchase an additional 577,500 shares of Vestcom's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The capital raised by this offering was approximately $54,000,000 net of underwriting discounts, of which approximately $35,000,000 was used for the cash portion of Vestcom's acquisitions and approximately $12,000,000 was used for the repayment of debt and capital leases.

         At December 31, 1998, Vestcom had working capital of approximately $3,745,000 as compared to $17,147,000 at December 31, 1997. The decrease is primarily attributed to acquisitions. Net cash provided by operating activities for the year ended December 31, 1998, was approximately $15,264,000 and was generated primarily from net income and depreciation and amortization charges. Net cash used in investing activities for the year ended December 31, 1998, was approximately $28,731,000 which consisted of approximately $13,134,000 generated from the sale of marketable securities, approximately $30,422,000 of cash used for acquisitions, and approximately $11,605,000 used for the purchase of property and equipment. Net cash provided by financing activities for the year ended December 31, 1998, was approximately $13,559,000 which included approximately

$11,006,000 from net borrowings and $2,552,000 from the issuance of Common Stock to former stockholders of certain of the Founding Companies in connection with earnout provisions.

         On August 13, 1997, Vestcom and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On December 31, 1998, approximately $12,300,000 was outstanding and $17,700,000 remained available under the Credit Facility.

         Vestcom incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. Vestcom seeks to collect such postage costs from its customers in advance. At December 31, 1998, Vestcom had postage advances from customers in the amount of approximately $5,200,000 and had prepaid postage and postage receivables of approximately $3,200,000. To the extent Vestcom is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

         Capital expenditures of approximately $11,605,000 for property and equipment and leasehold improvements were made in 1998. These investments, which were financed primarily by working capital and vendor financing, relate to the facility consolidations of certain of the Acquired Companies and the purchase of supplemental production equipment to meet customer demands for business critical documents. There are anticipated requirements for future capital expenditures in 1999 for leasehold improvements, furniture and fixtures, and equipment due to the opening of new facilities to support the consolidation and integration of production sites and the anticipated production equipment needs of the business. At this time, these expenditures are estimated to be approximately $5,000,000. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The preceding sentence constitutes a forward looking statement.

Impact of the Year 2000 Issue

         Vestcom utilizes computer technologies in the form of both software and hardware (including electronic digital printers) to effectively carry out its day-to-day operations. In addition to information technology, there is embedded computer technology in Vestcom's facilities and equipment. Vestcom is utilizing a multi-phased concurrent approach to determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The phases included in Vestcom's approach are awareness, assessment, remediation, validation, implementation and contingency planning.

         Vestcom has separate plans to complete the year 2000 project for each operating unit, with central review and audit being performed by the headquarters organization. All units have completed the awareness and assessment phases. Remediation, validation and implementation were near completion in all units at the end of 1998. Full validation and implementation is scheduled to be complete by July 1999. Since each Vestcom unit uses many different kinds of computers, procedures to implement year 2000 corrections vary greatly. Each unit has a plan to test all year 2000 changes during the first half of 1999. This includes upgrades to mainframe hardware and software operating systems, laser printer software upgrades, microfiche and CD software replacements, PC replacements and financial software upgrades. Since Vestcom processes data prepared by its customers, and does not have extensive date dependent proprietary software to repair or replace, management believes that the required changes to Vestcom's systems will not be extensive.

         Vestcom has contacted its major software and hardware suppliers to verify that the systems Vestcom uses are Year 2000 compliant. All major vendors have replied, and all vendors have either repaired, replaced or are in the process of upgrading hardware and software installed at Vestcom. Most of the changes are complete, with some work to be completed during the first quarter of 1999. There can be no assurances that other companies' systems on which Vestcom's systems rely will be timely converted or that any such failure to convert by another company would not have a materially adverse effect on Vestcom's systems. Certain of Vestcom's customers may need to make appropriate changes to modify the data that they send to Vestcom to make the information Year 2000 compliant. Vestcom has assessed the extent to which its customers may experience Year 2000 issues and has completed testing with certain major customers. If customers or others with whom Vestcom does business experience problems relating to the Year 2000 issue, Vestcom's business, financial condition or results of operations could be adversely affected. A loss of business could result from Vestcom's customers' inability to implement new work projects while focusing their information technology resources on Year 2000 issues within their existing systems.

         Vestcom estimates that the aggregate cost of its Year 2000 project will be approximately $1,000,000, including costs already incurred. Significant portions of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of Vestcom. Vestcom incurred total costs of approximately $300,000 for this project during 1998, of which about $100,000 was incremental expense. Major planned costs in 1999 are to cover the replacement of billing software and PC hardware. The anticipated costs of the project, as well as the date on which Vestcom expects to complete the project are based on management's best estimate using information currently available and numerous assumptions about future events. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available Vestcom does not anticipate that the costs associated with this project will have a material adverse effect on Vestcom's consolidated financial position, results of operations or cash flows in the future. The preceding sentence constitutes a forward looking statement.

         In the event that the efforts of Vestcom's Year 2000 project do not address all relevant problems, Vestcom has developed contingency plans. Vestcom uses multiple suppliers for most critical processes. Reliance on multiple suppliers lessens risk to any single critical business process. In the limited cases where there is a single supplier, Vestcom is performing extensive testing and planning for onsite support at year-end to minimize the length and impact of an outage. In addition, Vestcom's decentralized operational structure allows for a single operating unit to have a software or hardware failure, while another unit can provide backup support. This provides reduced risk if a single unit does not successfully complete the required changes to become Year 2000 compliant as planned.

         Vestcom uses the services of many public utilities such as telecommunications common carriers, both local and long distance, water, gas, electrical power, and municipal services such as fire and security. The Company cannot effectively test these services for year 2000 readiness. These organizations have made public statements regarding readiness for year 2000 and the Company is unable to assess the accuracy of these statements. Since Vestcom is located in many different geographic areas, and relies on many different public utility suppliers, the failure of one of these entities could affect the Company.

         Vestcom is continuing its efforts to timely address the Year 2000 issues. Actual results could differ materially from the forward-looking statements contained herein as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

         Vestcom is currently evaluating the Year 2000 readiness of the business and assets acquired from Conversion Printing Systems, Inc. ("CPS") as of February 12, 1999. As such the above discussion does not reflect the impact of CPS.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Vestcom's major "market risk" exposure is the effect of changing interest rates. Vestcom manages its interest expenses by using a combination of fixed and variable rate debt. At December 31, 1998, Vestcom's debt consisted of approximately $8,924,000 of fixed-rate debt with a weighted average interest rate of 7.55% and $10,000,000 of variable-rate debt with a weighted average interest rate of 6.79%. The amount of variable-rate debt fluctuates during the year based on Vestcom's cash requirements; maximum borrowings at any quarter end during 1998 were $10,000,000. If interest rates on such variable debt were to increase by 200 basis points (two-tenths of the rate at December 31, 1998), the net impact of Vestcom's results of operations and cash flows would be immaterial.

Item 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                             Page

Report of Independent Public Accountants                                    F-1
Vestcom International, Inc. and Subsidiaries
       Consolidated Balance Sheets at December 31, 1998 and 1997            F-2
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Operations for the years ended
       December 31, 1998 and 1997, and for the period
       from inception (September 19, 1996) to December 31, 1996             F-3
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1998 and 1997, and for the
       period from inception (September 19, 1996) to December 31, 1996      F-4
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows for the
       years ended December 31, 1998 and 1997
       and for the period from inception (September 19, 1996)
       to December 31, 1996                                                 F-5
Vestcom International, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements                           F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vestcom International, Inc.

         We have audited the accompanying consolidated balance sheets of Vestcom International, Inc. (a New Jersey corporation) and Subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (September 19, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestcom International, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (September 19, 1996) through December 31, 1996 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 1, 1999

               VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                1998                    1997
                                                                        -----------------       ----------------
ASSETS

CURRENT ASSETS
Cash                                                                           $3,887,971             $4,092,000
Marketable securities                                                             360,480             13,494,886
Accounts receivable, net of allowance for
    doubtful accounts of $1,123,581 and $354,952 in 1998 and 1997,
    respectively                                                               21,190,379             13,999,511
Supplies inventory                                                              4,476,122              2,221,725
Prepaid expenses and other current assets                                       5,076,807              3,855,122
                                                                        -----------------       ----------------
                           Total current assets                                34,991,759             37,663,244

PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization                                  27,576,892             21,684,918

GOODWILL, net                                                                  79,192,856             54,336,937

OTHER ASSETS                                                                      782,729                660,660
                                                                        -----------------       ----------------
                           Total assets                                 $     142,544,236       $    114,345,759
                                                                        =================       ================


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                         1998              1997
                                                                                     -------------    -------------
LIABILITIES & STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
Current portion of long term debt                                                    $     642,307    $     191,184
Current portion of capital lease obligations                                             1,689,238        2,435,994
Accounts payable                                                                        10,761,607        4,780,082
Accrued expenses                                                                        17,272,370       11,698,803
Income taxes payable                                                                       493,394        1,210,235
Other current liabilities                                                                  387,635          199,653
                                                                                     -------------    -------------
                  Total current liabilities                                             31,246,551       20,515,951

LONG-TERM DEBT                                                                          12,847,319           38,835
CAPITAL LEASE OBLIGATIONS                                                                3,745,435        7,894,737
DEFERRED CHARGES & OTHER LIABILITIES                                                       457,693        1,427,037
DEFERRED INCOME TAXES                                                                    4,335,898        1,441,373
                                                                                     -------------    -------------
                  Total liabilities                                                     52,632,896       31,317,933

STOCKHOLDERS' EQUITY:
Preferred Stock
Class A convertible,  no shares issued and outstanding at December 31, 1998; 200
 shares authorized, issued and outstanding at December 31, 1997                              --               --
Class B 1 share authorized, issued and outstanding at December 31, 1998 and
 December 31, 1997                                                                       2,651,867        2,651,867
Class C convertible, 100 shares authorized, issued and outstanding at December 31,
 1998 and December 31, 1997                                                                  --               --
Common stock, no par value; 20,000,000 shares authorized: 8,788,590 shares issued and outstanding at December 31, 1998; 8,483,811 shares issued and outstanding at
 December 31, 1997                                                                      86,782,015       84,229,597
Retained earnings (accumulated deficit)                                                    857,367       (3,770,054)
Accumulated Other Comprehensive Income                                                    (379,909)         (83,584)
                                                                                     -------------    -------------
                  Total stockholders' equity                                            89,911,340       83,027,826
                                                                                     -------------    -------------
                  Total liabilities & stockholders' equity                           $ 142,544,236    $ 114,345,759
                                                                                     =============    =============


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND FOR
       THE PERIOD FROM INCEPTION (SEPTEMBER 19, 1996) TO DECEMBER 31, 1996

                                                                          1998                   1997                  1996
                                                                          ----                   ----                  ----
REVENUES                                                            $    108,675,572       $     29,777,283       $            -
COST OF REVENUES                                                          68,793,382             18,317,401                    -
                                                                    ----------------       ----------------       --------------
          Gross Profit                                                    39,882,190             11,459,882                    -
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                                30,955,177              8,789,000            1,633,042
                                                                    ----------------       ----------------       --------------
          Income (loss) from operations                                    8,927,013              2,670,882           (1,633,042)
OTHER INCOME (EXPENSE)
          Interest Expense                                                  (796,251)              (660,607)          (3,444,917)
          Interest income and other, net                                     243,432                603,685                    -
                                                                    ----------------       ----------------       --------------
                                                                            (552,819)               (56,922)          (3,444,917)
         Income (loss) before provision for income
         taxes                                                             8,374,194              2,613,960           (5,077,959)

PROVISION FOR INCOME TAXES                                                 3,746,773              1,306,055                    -
                                                                    ----------------       ----------------       --------------
          Net income (loss)                                         $      4,627,421       $      1,307,905       $   (5,077,959)
                                                                    ================       ================       ===============
Net income per share-basic                                          $           0.52       $           0.31
                                                                    ================       ================
Net income per share - diluted                                      $           0.52       $           0.29
                                                                    ================       ================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND FOR THE PERIOD FROM
               INCEPTION (SEPTEMBER 19, 1996) TO DECEMBER 31, 1996

                                                         COMMON STOCK                   PREFERRED STOCK           SUBSCRIPTIONS
                                                    SHARES           AMOUNT          SHARES        AMOUNT           RECEIVABLE
                                                  ---------------------------     -------------------------      --------------
ISSUANCE OF COMMON STOCK                            791,346       $    39,965                   $                $
ISSUANCE OF COMMON STOCK                            503,846         5,441,536                                       (279,082)
NET LOSS
   TOTAL COMPREHENSIVE INCOME
                                                  ---------       -----------     --------      -----------      ------------
BALANCE AT DECEMBER 31, 1996                      1,295,192         5,481,501                                       (279,082)
                                                  =========       ===========     ========      ===========      ============
SHARES RETURNED                                    (170,856)       (1,363,745)
SHARES RETURNED                                     (54,656)         (436,255)
INITIAL PUBLIC OFFERING NET OF
 UNDERWRITING DISCOUNTS                           4,427,500        53,528,475
ISSUANCE OF STOCK TO FOUNDING
 COMPANIES, NET OF DISCOUNT                       2,852,111        24,555,061          301        2,651,867
PAYMENT OF SUBSCRIPTIONS RECEIVABLE                                                                                  279,082
ISSUANCE OF COMMON STOCK IN
 CONNECTION WITH ACQUISITIONS, NET OF
 DISCOUNT                                           134,520         2,464,560
TRANSLATION ADJUSTMENT
NET INCOME
   TOTAL COMPREHENSIVE INCOME
                                                  ---------       -----------     --------      -----------      ------------
BALANCE AT DECEMBER 31, 1997                      8,483,811        84,229,597          301        2,651,867                -
                                                  =========       ===========     ========      ===========      ============
ISSUANCE OF COMMON STOCK IN
 CONNECTION WITH EARNOUTS                           304,779         2,552,418         (200)
TRANSLATION ADJUSTMENT
NET INCOME
   TOTAL COMPREHENSIVE INCOME
                                                  ---------       -----------     --------      -----------      ------------
BALANCE AT DECEMBER 31, 1998                      8,788,590       $86,782,015          101      $ 2,651,867      $         -
                                                  =========       ===========     ========      ===========      ============

                                                   RETAINED          ACCUMULATED
                                                   EARNINGS/            OTHER               TOTAL
                                                   ACCUMULATED      COMPREHENSIVE       STOCKHOLDERS'          COMPREHENSIVE
                                                    DEFICIT            INCOME              EQUITY                  INCOME
                                                   -----------       -----------         -------------          -------------
ISSUANCE OF COMMON STOCK                         $                  $                    $    39,965
ISSUANCE OF COMMON STOCK                                                                   5,162,454
NET LOSS                                          (5,077,959)                             (5,077,959)             (5,077,959)
                                                                                                                  ----------
   TOTAL COMPREHENSIVE INCOME                                                                                     (5,077,959)
                                                  ----------        ------------         -----------              ==========
BALANCE AT DECEMBER 31, 1996                      (5,077,959)                                124,460
                                                  ==========        ============         ===========
SHARES RETURNED                                                                           (1,363,745)
SHARES RETURNED                                                                             (436,255)
INITIAL PUBLIC OFFERING NET OF
 UNDERWRITING DISCOUNTS                                                                   53,528,475
ISSUANCE OF STOCK TO FOUNDING
 COMPANIES, NET OF DISCOUNT                                                               27,206,928
PAYMENT OF SUBSCRIPTIONS RECEIVABLE                                                          279,082
ISSUANCE OF COMMON STOCK IN
 CONNECTION WITH ACQUISITIONS, NET OF
 DISCOUNT                                                                                  2,464,560
TRANSLATION ADJUSTMENT                                                  (83,584)             (83,584)                (83,584)
NET INCOME                                         1,307,905                               1,307,905               1,307,905
                                                                                                                  ----------
   TOTAL COMPREHENSIVE INCOME                                                                                      1,224,321
                                                  ----------        ------------         -----------              ==========
BALANCE AT DECEMBER 31, 1997                      (3,770,054)           (83,584)          83,027,826
                                                  ==========        ============         ===========
ISSUANCE OF COMMON STOCK IN
 CONNECTION WITH EARNOUTS                                                                  2,552,418
TRANSLATION ADJUSTMENT                                                 (296,325)            (296,325)                (296,325)
NET INCOME                                         4,627,421                               4,627,421                4,627,421
                                                                                                                  ----------
   TOTAL COMPREHENSIVE INCOME                                                                                       4,331,096
                                                  ----------        ------------         -----------              ==========
BALANCE AT DECEMBER 31, 1998                      $  857,367        $  (379,909)         $89,911,340
                                                  ==========        ============         ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998, AND 1997,
  AND FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19, 1996) TO DECEMBER 31, 1996

                                                                           1998         1997              1996
                                                                         ---------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $  4,627,421    $  1,307,905    $ (5,077,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation and amortization                                   6,058,897       1,926,638            --
         Provision for losses on accounts receivable                       276,984          16,000            --
         Discount on issuance of stock                                        --              --         5,074,233
         Loss on disposal of equipment                                     176,796            --              --
Changes in operating assets (increase) decrease in-
         Accounts receivable                                            (2,685,871)     (1,287,591)           --
         Supplies inventory                                               (630,508)       (257,568)           --
         Prepaid expenses and other current assets                        (798,498)        942,222        (392,664)
         Other assets                                                      (93,408)       (277,160)           --
Changes in operating liabilities increase (decrease) in-
         Accounts payable                                                4,065,253        (382,210)           --
         Accrued expenses                                                3,530,742       3,848,609         320,230
         Income taxes payable and other current liabilities             (1,188,715)        753,590            --
         Deferred charges & other liabilities                            1,925,181       1,681,842            --
                                                                       -----------     -----------      ----------
Net cash provided by (used in) operating activities                     15,264,274       8,272,277         (76,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                  (11,604,831)     (2,130,356)           --
Proceeds from sale of assets                                               161,225            --              --
Acquisition of businesses, net of cash acquired                        (30,421,549)    (60,602,754)           --
Sale (purchase) of marketable securities                                13,134,406     (13,494,886)           --
                                                                       -----------     -----------      ----------
Net cash provided by (used in) investing activities                    (28,730,749)    (76,227,996)           --

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable                                        --           279,082            --
Proceeds on borrowings                                                  30,963,889            --         1,292,732
Repayment of debt                                                      (19,957,536)    (10,892,500)
Issuances of common stock                                                2,552,418      78,748,096         128,186
Issuances of preferred stock                                                  --         2,651,867            --
                                                                       -----------     -----------      ----------
Net cash provided by (used in) financing activities                     13,558,771      70,786,545       1,420,918
EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                (296,325)        (83,584)           --
                                                                       -----------     -----------      ----------
NET (DECREASE) INCREASE IN CASH                                           (204,029)      2,747,242       1,344,758

CASH, beginning of period                                                4,092,000       1,344,758            --
                                                                      ------------    ------------    ------------
CASH, end of period                                                   $  3,887,971    $  4,092,000    $  1,344,758
                                                                      ============    ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation incurred (renegotiated)                      $ (4,054,104)      1,155,456            --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                     775,028         638,179            --
Cash paid for income taxes                                               3,324,054         729,224            --

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

         Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), was formed in September 1996 to create an international document management service provider focusing on the creation, management and distribution of business critical documents. The Company's primary strategy is to acquire, integrate and facilitate the growth of similar and complementary companies in the highly fragmented document management services industry.

         On August 4, 1997, Vestcom consummated its initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering. The capital raised by this offering was $53,528,475 net of underwriting discounts.

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

2. ACQUISITIONS:

         Concurrently with the consummation of the Company's initial public offering, it acquired seven companies in the document management services industry (collectively the "Founding Companies"). The aggregate consideration paid by the Company to acquire the Founding Companies was, subject to working capital adjustments and certain additional earnouts, approximately $19.1 million in cash and 3,156,890 shares of Vestcom Common Stock. The Acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares issued simultaneously with the initial public offering was determined using an estimated fair value of $11.05 per share, which represents a discount of fifteen percent from the initial public offering price of $13.00 due to restrictions on the sale and transferability of the shares issued. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares issued in connection with earnout payments made during 1998 was determined using a discount factor of 15% from the then current market price at the date of the earnout determination due to restrictions on the sale and transferability of the shares issued. The acquisitions resulted in goodwill of approximately $56.3 million which is being amortized over 30 years, and is based on allocations of the purchase price to the net assets acquired.

         On November 14, 1997, the Company acquired substantially all of the assets of Rhode Island based New England Laser Printing, Inc. (now known as Vestcom Rhode Island, Inc.). On December 15, 1997, the Company acquired the stock of Moreau Promotional Services, Inc., (now doing business as Vestcom Canada), an Ontario corporation located in Toronto, Canada. The aggregate price paid for these acquisitions was approximately $7,000,000 in cash and 134,520 unregistered shares of Vestcom Common Stock, the fair market value of which was based on a fifteen percent discount from the fair market value due to length and type of restrictions in the purchase agreements. The estimated goodwill associated with these acquisitions aggregated approximately $9,600,000.

         The above acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition.

         In January 1998, the Company acquired substantially all the assets of Creative Data Services ("CDS") and D.B. Acquisition, Inc. (doing business as Business Mail Express, "BME"). In April 1998, the Company acquired substantially all the assets of Dee Cee Graphics, Inc. and in August 1998, the Company acquired substantially all the assets of Graphic Technology Systems, Inc. ("GTS"). In October 1998, the Company acquired substantially all the assets of Manus Services Corporation.

         The aggregate price paid for these acquisitions, including certain earn-out payments made in 1999, was approximately $17,100,000 in cash plus the Company issued a note payable for $612,500 payable in January, 2000 bearing interest at 5%, a note payable for $1,150,000 payable in March, 2001 bearing interest at 5%, and an aggregate of 40,000 shares of Common Stock, plus incurred a potential future obligation to pay an additional $650,000 in cash due to an earnout. The estimated goodwill associated with these acquisitions, including provisions for earnouts, aggregated approximately $16,400,000. All the above acquisitions have been accounted for as purchases.

         Set forth below is unaudited pro forma financial information for the twelve months ended December 31, 1998 and December 31, 1997. The unaudited pro forma data give effect to: (i) the acquisitions of the Founding Companies and all subsequent acquisitions in 1997 and 1998; and (ii) compensation and other adjustments for all transactions as if the transactions had occurred on January 1, 1998 and January 1, 1997 respectively. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results:

                                                          Pro Forma                  Pro Forma
                                                         Year Ended                 Year Ended
                                                      December 31, 1998          December 31, 1997
                                                      -----------------          -----------------
                                                 (Unaudited, in thousands,    except per share data)
Revenues.....................................          $    118,453                $    111,405
Income from operations.......................          $      9,569                $      8,967
Net income...................................          $      5,030                $      4,734
Earnings per share: basic....................          $        .56                $        .53
                    diluted..................          $        .56                $        .53

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

Supplies Inventory

         Supplies inventory consists of paper, vinyl, laminating materials, toner, developer and other items including, film, compact discs and micrographic materials, and packaging materials. Supplies are valued at cost, which approximates market with cost determined using the first-in-first-out method.

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

Earnings per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). This statement supersedes APB Opinion No. 15, "Earnings per Share" and simplifies the computation of earnings per share ("EPS"). Primary EPS is replaced with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is replaced with diluted EPS. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities that issue any securities other than ordinary common stock. SFAS No. 128 which is effective for financial statements for both interim and annual periods ending after December 15, 1997 requires retroactive restatement of all EPS data presented. The Company adopted the statement on December 31, 1997. The following is the computation of earnings per share:

                                                     For the year ended                     For the year ended
                                                     December 31, 1998                      December 31, 1997
                                                     -----------------                      -----------------
                                                                         Per-Share                                  Per-Share
                                           Income         Shares          Amount        Income         Shares         Amount
                                        -----------    -----------    -------------   -----------   -----------   -------------
Basic Earnings Per Share:
Net income/weighted average
     shares outstanding                 $ 4,627,421      8,904,371    $        .52    $ 1,307,905     4,157,891   $         .31
                                        -----------    -----------    -------------   -----------   -----------   -------------
Diluted Earnings Per Share:
Net income/weighted average
     shares outstanding                   4,627,421      8,904,371                      1,307,905     4,157,891
Goodwill adjustment on earnouts              (4,385)                                      (59,284)
Assumed earned shares
     by Acquired Companies                                  66,245                                      149,383
Options                                                      3,887                                       34,092
                                        -----------    -----------    -------------   -----------   -----------   -------------
Net income/average weighted shares
     outstanding adjusted for assumed
     conversions to common stock        $ 4,623,036    $ 8,974,503    $         .52   $ 1,248,621     4,341,366   $         .29
                                        ===========    ===========    =============   ===========   ===========   =============

         Options on approximately 126,164 and 18,294 shares of Common Stock were not included in computing diluted earnings per share in 1998 and 1997, respectively, because their effects were antidilutive.

Foreign Currency

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustment was $296,325 and $83,584 for the years ended December 31, 1998 and 1997, respectively.

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

The following represents comprehensive income:

                                                        For the Year Ended December 31,
                                                        -------------------------------
                                               1998                  1997                 1996
                                               ----                  ----                 ----
Net income                                 $   4,627,421         $ 1,307,905           $(5,077,959)
Foreign Currency Translation Adjustment         (296,325)            (83,584)                    -
                                           -------------         ------------         ------------
Comprehensive Income                       $   4,331,096         $ 1,224,321           $(5,077,959)
                                           =============         ============         ============

Intangible Assets

         Intangible assets consist primarily of excess purchase price over net assets acquired (goodwill), which is being amortized over its estimated useful life of 30 years. In conformance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. Accumulated amortization at December 31, 1998 and 1997 was $3,122,588 and $688,641 respectively.

Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are concentrated in North America, primarily in the financial, retail, telecommunications, pharmaceutical, health care, travel and leisure, publishing and manufacturing industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

New Accounting Pronouncements

         The Accounting Standards Executive Committee (AcSec) issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March, 1998. The objective of the SOP is to provide guidance that specifically addresses the accounting for the costs related to developing, obtaining, modifying and/or implementing internal use software. SOP 98-1 is intended to eliminate the diversity in practice that exists in the accounting for internal use software and improve financial reporting for what has become a significant unrecorded asset for many companies. AcSec believes that the costs of computer software developed or obtained for internal use are specifically identifiable, have determinate lives, relate to probable future economic benefits, and meet the criteria for recognition as an asset in the financial statements. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied prospectively to all costs incurred in connection with internal use software development projects in those fiscal years including costs incurred subsequent to adopting the SOP on projects that commenced in earlier years.

         Management believes that upon initial adoption of SOP 98-1 there will be the effect of increasing gross profit, income from operations, net income and earnings per share due to the capitalization of certain costs previously charged to expense. Generally, however, management believes the effect will not be material due to the increased amortization expense on capitalized costs consistent with SOP 98-1.

         In April 1998, AcSec issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP No. 98-5 will not have a material impact on its financial statements.

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

Marketable securities consist of the following at December 31:

                                            1998                 1997
                                            ----                 ----
Commercial paper..................       $        -        $ 1,540,439
Money market funds................          360,480          4,454,447
Taxable auction rate securities
 with maturities at 1-28 days.....                -          7,500,000
                                         ----------        -----------
                                         $  360,480        $13,494,886
                                         ==========        ===========

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

The activity in the allowance for doubtful accounts and notes receivable is as follows:

                                              Balance at                      Charged to
                                             Beginning of       Balance        Costs and                        Balance at End of
                                                Period         Acquired        Expenses         Write-offs           Period
                                                ------         --------        --------         ----------           ------
Twelve Months Ended December 31, 1998
 Allowance for doubtful accounts             $   354,952      $  625,413     $   276,984       $  133,768        $   1,123,581
Twelve Months Ended December 31, 1997
 Allowance for doubtful accounts             $         -      $  342,900     $    16,000       $    3,948        $     354,952
Period From Inception (September 19,
 1996) to December 31, 1996
     Allowance for doubtful accounts         $         -      $        -     $         -       $        -        $           -

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid  expenses and other current  assets consist of the following at
December 31:
                                               1998                1997
                                               ----                ----
Prepaid postage......................     $   2,613,644         $  2,340,522
Postage receivable...................           582,353              345,088
Other    ............................         1,880,810            1,169,512
                                          -------------         ------------
                                          $   5,076,807         $  3,855,122
                                          =============         ============

7. PROPERTY AND EQUIPMENT


Property and equipment consists of the following at December 31:      Estimated
                                                                    Useful Lives
                                         1998             1997        (Years)
                                         ----             ----        -------
Machinery, equipment and software.    27,389,658       20,550,474      5-10
Furniture and fixtures............       919,506          745,875        10
Leasehold improvements............     3,770,685        1,626,566       2-7
                                     -----------      -----------
                                      32,079,849       22,922,915
Less - Accumulated depreciation
& amortization....................    (4,502,957)      (1,237,997)
                                     -----------      -----------
Property and equipment, net.......   $27,576,892      $21,684,918
                                     ===========      ===========

Leased equipment under capital leases (included above) consists of the following at December 31:
                                                1998                 1997
                                                ----                 ----
Equipment...........................       $   6,941,155         $  13,028,202
Less - Accumulated amortization.....          (1,383,697)             (961,952)
                                           -------------         -------------
                                           $   5,557,458         $  12,066,250
                                           =============         =============

         Depreciation and amortization expense on property and equipment charged to operations for the years ended December 31, 1998 and 1997 was $3,624,950 and $1,237,997, respectively. Equipment decreased due to the renegotiation of certain capital lease obligations with one of Vestcom's vendors which reclassified the leases from capital lease to operating lease status. This had the effect of removing assets previously capitalized and recording the obligation payments as rent expense.

At December 31, 1998 minimum annual payments under capital leases are as follows:

1999..................................................    $  1,689,238
2000..................................................       1,583,540
2001..................................................       1,455,427
2002..................................................         688,349
2003 and thereafter...................................          18,119
                                                          ------------
Total minimum payments excluding interest.............       5,434,673
Less - Current portion of capital lease obligations...       1,689,238
                                                          ------------
Long-term portion of capital lease obligations........       3,745,435
                                                          ============
Interest payments for term of capital leases..........    $    885,688
                                                          ============

         The interest rates on the capitalized leases range from 3.7% to 12.8% and are imputed based on the fair market value of the equipment at the inception of the lease.

8. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                                    1998             1997
                                                    ----             ----
Accrued payroll and payroll related expenses....$   2,217,630   $   1,476,526
Accrued professional fees.......................      387,501         815,670
Acquisition related liabilities.................    5,593,047       2,890,764
Advanced postage................................    5,201,833       4,877,691
Other...........................................    3,872,359       1,638,152
                                                -------------   -------------
                                                $  17,272,370   $  11,698,803
                                                =============   =============

9. DEBT:

Long-term obligations

Long-term obligations consist of the following:
                                                            December 31, 1998     December 31, 1997
                                                            -----------------     -----------------
Revolving credit line (a)..............................         10,000,000                   -

Equipment notes payable to a bank and equipment
     manufacturer  at interest rates
     ranging from 7% - 14% with monthly payments
     of $10,979 through
     December 1998.....................................     $           -           $  117,183
Notes payable to an equipment manufacturer
     at interest rates ranging from 1%-4.8% with a
     final payment due in June 1999....................            38,835              112,836

Equipment loans payable to a bank at interest
     rate of 6.53% with monthly payments of
     $29,953 through September 2002(a).................         1,347,877                    -

Equipment loans payable to a bank at interest
     rate of 6.70% with monthly payments of
     $20,337 through November 2002(a)..................           952,914                    -

Notes payable to seller of an acquired company at
     interest rate of 5% due on March 31, 2001.........         1,150,000                    -
                                                            -------------           ----------
                                                               13,489,626              230,019
     Less current maturities...........................           642,307              191,184
                                                            -------------           ----------
                                                            $  12,847,319           $   38,835
                                                            =============           ==========

Maturities of Long-Term Obligations

         As of December 31, 1998, maturities of long-term obligations are as follows:

Years Ending December 31:
1999...................................................     $     642,307
2000...................................................     $  10,603,472
2001...................................................     $   1,753,472
2002...................................................     $     490,375
2003 and thereafter....................................                 -
                                                            -------------
Total..................................................     $  13,489,626
                                                            =============

         (a) On August 13, 1997, the Company and Summit Bank entered into a three year Equipment Loan and Revolving Credit Agreement in the amount of $30,000,000. The interest rate is based on certain financial performance ratios plus a rate equal to LIBOR or a Summit Bank alternate base rate (6.25% at December 31, 1998). The Agreement is subject to various covenant restrictions, the most restrictive of which requires tangible net worth to be a minimum of 10% of stated net worth. At December 31, 1998 there was approximately $2,300,000 outstanding related to equipment loans, $10,000,000 outstanding on the revolving credit line and approximately $17,700,000 remained available under this credit facility.

10. STOCKHOLDERS' EQUITY:

         The Company initially issued 791,346 shares of its Common Stock in September 1996 for $39,965. In December 1996, an additional 503,846 shares of its Common Stock were issued for $367,303. In connection therewith the Company recorded a non-recurring non-cash charge to compensation and interest expense of approximately $5.1 million, representing the difference between the amount paid for the shares and the estimated fair value of the shares at the date of sale, as estimated for accounting purposes.

         In March 1997, the Company filed a Restated Certificate of Incorporation which modified the capital stock structure of the Company to provide for 30 million shares, divided into 20 million shares of Common Stock and 10 million shares of undesignated stock.

         In May and July, 1997, CIBC Oppenheimer Corp. (formerly named Oppenheimer & Co., Inc. and referred to herein as "Oppenheimer") returned to Vestcom an aggregate of 225,512 shares of Common Stock which was previously issued.

         In July 1997, the Company filed an amendment to its Restated Certificate of Incorporation which created 200 shares of Class A Convertible Preferred Stock, one share of Class B Preferred Stock and 100 shares of Class C Convertible Preferred Stock, with each share having a liquidation value of $.10 per share. The Class A shares were issued to certain former shareholders of Electronic Imaging Services, Inc. and the Class C shares were issued to certain former shareholders of Image Printing Systems, Inc (now known as Vestcom Wisconsin, Inc.). The shares of Class A and Class C Convertible Preferred Stock were issued pursuant to the earnout provisions of the applicable acquisition agreements. The one share of Class B Preferred Stock was issued to selling shareholders of a Canadian Founding Company and is equal to 239,988 shares of Common Stock valued at $11.05 per share and has equal voting rights. In April 1998, in connection with a determination of the earnout for Electronic Imaging Services, all of the outstanding shares of Class A Convertible Preferred Stock were converted into shares of Common Stock.

         On August 4, 1997, Vestcom consummated its initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering.

         In April 1998, the Company issued 304,779 shares of common stock in connection with a determination of earnouts for two of the Founding Companies.


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

         Upon consummation of the acquisitions and the Offering, options covering an aggregate of 286,150 shares of Common Stock were outstanding under the Stock Option Plan including (i) options to purchase 10,000 shares of common stock which were granted to each non-employee director, (ii) options to purchase 15,000 shares of common stock which were granted to a former director and employee of the Company, and (iii) options to purchase an additional 231,150 shares of Common Stock which were granted to employees of the Company and its subsidiaries. All of these options expire ten years after the date of grant (except for one grant of an option to purchase 15,000 shares of Common Stock, which will expire on January 2, 2001) and have an exercise price, subject to adjustment, equal to the initial public offering price of the Common Stock in the Offering. Such options will be exercisable annually in 25% increments beginning with the first anniversary of the date of grant, except for the options granted to non-employee directors which become fully exercisable one year after the date of grant. In October 1997 an additional 115,000 options were granted to officers of the Company. In November 1997, an additional 2,900 options were granted to employees.

         During 1998, options to purchase 252,800 shares of Common Stock, each with an exercise price equal to the fair market value of the Common Stock on the date of grant were granted. All of these options expire ten years after the date of grant and are exercisable annually in 25% increments beginning with the first anniversary of the date of grant, except for (i) options to purchase 30,000 shares of Common Stock granted to non-employee directors which become fully exercisable one year after the date of grant, and (ii) an aggregate of options to purchase 10,000 shares of Common Stock which were granted in October and November, 1998, which are exercisable annually in 20% increments beginning with the first anniversary of the date of grant.

                                               Options Outstanding
                                               -------------------
                                     Shares          Weighted Average Exercise
                                                          Price Per Share

Balance at Inception                       -                  $    -
Granted                                    -                       -
                                   ---------                  ------
Balance at December 31, 1996               -                  $    -
Granted                              404,050                   14.61
Exercised                                  -                       -
                                   ---------                  ------
Balance at December 31, 1997         404,050                  $14.61
Granted                              252,800                    9.49
Cancelled                          (100,000)                   21.63
Forfeited                           (45,400)                   11.60
Exercised                                  -                       -
                                   ---------                  ------
Balance, December 31, 1998           511,450                  $12.09
                                   =========                  ======
Exercisable, December 31, 1998        69,188                  $13.21
                                   =========                  ======

         As of September 19, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for the Company. SFAS No. 123 permits, but does not require, a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company has provided pro forma disclosure of net income and earnings per share, as applicable, in these notes to consolidated financial statements.

         The weighted average fair value of options granted in 1998 at market value was $5.24. The weighted average exercise price of options granted in 1998 at market value was $9.49.

         The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1998                1997
                                                 ----                ----
Risk-Free Interest Rate                          5.7%                6.5%
Expected Lives                                7-10 years           10 years
Expected Volatility                             32.8%               23.0%

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  Number of              Weighted
                                                   Options               Average
                                                  Outstanding            Remaining             Weighted
                                                at December 31,        Contractual             Average
Range of Exercise Price                              1998              Life (years)        Exercise Price
-----------------------                        -----------------      --------------     ----------------
$7.38-$8.88                                          100,000                9.59             $    8.35
$9.38-$10.13                                         135,100                9.30                  9.90
$13.00-$18.88                                        276,350                8.60                 13.37
                                                    --------               -----             ---------
                                                     511,450                8.85             $   12.09

         Had compensation expense for all stock options granted in 1998 and 1997 been determined consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                                   1998                 1997
                                                                   ----                 ----
Net Income:                   As Reported                     $  4,627,421          $  1,307,905
                              Pro Forma                       $  3,928,865          $  1,116,821
Net Income Per Share:         As Reported - basic             $        .52          $        .31
                              Pro Forma - basic               $        .44          $        .27
                              As Reported - diluted           $        .52          $        .29
                              Pro Forma - diluted             $        .44          $        .24

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

         Effective on January 1, 1998, the Company established a new defined contribution 401K plan and merged all of the U.S. companies' plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 15% of their annual salary. The Company makes matching contributions on behalf of the employees. The company offers no post-employment or post-retirement benefits. The expense incurred related to the 401K plan for the year ended December 31, 1998 was $419,047.

13. INCOME TAXES:

The provision for federal and state income taxes consists of the following:

             Twelve Months Ended           Twelve Months Ended
              December 31, 1998             December 31, 1997
             -------------------           -------------------
Federal         $ 3,060,007                     $ 1,012,191
State               686,766                         293,864
                -----------                     -----------
                $ 3,746,773                     $ 1,306,055
                ===========                     ===========

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate (34%) to income before income taxes result from the following:

                                      Twelve Months Ended                  Twelve Months Ended
                                       December 31, 1998                    December 31, 1997
                                       -----------------                    -----------------
Tax at statutory rate                    $  2,847,226                        $     888,746
Add (deduct)--
      State Income taxes                      453,266                              193,950
      Non deductible expenses
(primarily goodwill)                          446,281                              223,359
                                         ------------                        -------------
                                         $  3,746,773                        $   1,306,055
                                         ============                        =============

         Deferred taxes result primarily from cash to accrual differences and differences in the reporting of depreciation, the allowance for doubtful accounts, goodwill and other non-deductible accruals.

The components of deferred income tax assets and liabilities, are as follows:

                                                        December 31,
                                                        ------------
                                                  1998               1997
                                                  ----               ----
Deferred tax assets
     Allowance for doubtful accounts         $    270,605      $     141,981
                                             ------------      -------------
Total deferred tax assets                         270,605            141,981
Deferred tax liabilities
     Accumulated depreciation                   3,245,979            477,798
     Cash to accrual differences                  717,542          1,320,500
     Goodwill                                     208,058             14,986
     Other                                        494,444            250,528
                                             ------------      -------------
Total deferred liabilities                      4,666,023          2,063,812
                                             ------------      -------------
Net deferred liability                       $  4,395,418      $   1,921,831
                                             ============      =============

         Included in other current liabilities at December 31, 1998 and 1997 was $59,520 and $480,458 respectively, which represented the current portion of deferred income tax liabilities.

14. LEASE COMMITMENTS

         The Company and its subsidiaries lease various office buildings, machinery, equipment, and vehicles under operating leases expiring at various dates through 2004. Most of the real property leases have escalation clauses related to increases in real property taxes. The approximate future minimum lease payments under operating leases are as follows:

                                                                     Operating
Years Ending December 31                                               Leases
------------------------                                            ------------
1999................................................................$  5,601,000
2000................................................................   4,442,000
2001................................................................   3,495,000
2002................................................................   2,993,000
2003................................................................   2,403,000
Thereafter..........................................................  16,361,000
                                                                    ------------
Total minimum lease payments........................................$ 35,295,000
                                                                    ============

         Rent expense for all operating leases for the twelve months ended December 31, 1998 and 1997 and the period from inception (September 19, 1996) to December 31, 1996 was approximately $5,600,000, $1,436,000, and $5,000 respectively.

15. RELATED-PARTY TRANSACTIONS:

Leasing Transactions

         Certain of the Operating Companies lease their operating facilities from selling parties who remained employees or directors of the Company. The Company's chairman has a 50% interest in the partnership which owns the property used by the Company and Comvestrix (now know as Vestcom Mid-Atlantic, Inc.) ("VMA") in Lyndhurst, New Jersey. The partnership leases the property to VMA. The current lease expires in 2001. VMA's related party rent expense for this property for the year ended December 31, 1998 was $397,000 and from August 1, 1997 to December 31, 1997 was $232,000. Due to contractual obligations and increased space utilization the current annual rent is $450,000 per year (exclusive of building operating expenses and real estate tax) which the Company believes to be the fair market rental value of the property.

         A former director and employee of the Company owns interests ranging from 75% to 100% in the partnerships which own the properties leased by VMA in Dover, New Jersey and previously leased in Scranton, Pennsylvania. The current leases expire at various times from 1998 through 2004. VMA's related party rent expense for these properties for the year ended December 31, 1998 was $605,000, and for the period from August 1, 1997 through December 31, 1997 was $286,000. Pursuant to a written agreement with the owners, the lease obligations will cease in August of 1999 if certain conditions are met. Based on the foregoing agreement, the current annual rent for all these properties for 1999 is expected to be $365,000 (inclusive of real estate taxes), which the Company believes to be the fair market rental value of the property.

         Two officers of Image Printing Systems, Inc. (now known as Vestcom Wisconsin, Inc.)("Vestcom Wisconsin"), own the property leased to and used by Vestcom Wisconsin, in Milwaukee, Wisconsin. The lease will expire in 2002 subject to an option to renew the lease for an additional five years. Vestcom Wisconsin's related party rent expense for these properties for the year ended December 31, 1998 was $222,000 and for the period from August 1, 1997 to December 31, 1997 was $94,000 inclusive of building operating costs. The rent payable by Vestcom Wisconsin under the lease is $225,000 per year, triple net, which the Company believes to be the fair market rental value of the property.

         One officer of Manus Services Corporation ("Manus") owns twelve and one-half percent of the property leased to Manus through December 1998. The property is leased to Manus on a month to month basis at $32,000 per month. Manus' related party rent expense for this property for the two months ended December 31, 1998 was $65,000.

Consulting Agreement

         An executive vice president of the Company received $74,400 from Vestcom in 1997 for consulting services rendered to Vestcom during 1996, which was reflected in deferred offering costs. In addition, upon consummation of the Offering, Vestcom paid a partnership in which that executive vice president held a 50% interest, the sum of $75,000 in payment of consulting services rendered by that firm in connection with the acquisitions and the Offering.

16. COMMITMENTS AND CONTINGENCIES:

Litigation

         The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Contracts

         In May 1997, the Company entered into an agreement with Oppenheimer pursuant to which the Company agreed to pay Oppenheimer an aggregate amount of up to $1.8 million for advisory services which has been paid in full. In addition, Vestcom reimbursed Oppenheimer $75,000 for out-of-pocket expenses related to such services.

         Certain executives of the Company have each entered into employment agreements and/or change-in-control agreements with the Company. In general, the employment agreements provide that, in the event of a termination of employment by the Company without cause, such employee will be entitled to receive from the Company an amount in cash equal to the employee's then current annual base salary for the remainder of the term. In general, the change-in-control agreements provide that, in the event of a termination of employment, upon the occurrence of certain events, such employee will be entitled to receive an amount in cash equal to twice the employee's then current annual base salary and bonus.

Earnouts

         Certain of the Founding Companies were eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. In April, 1998, in connection with the earnouts of two Founding Companies, the Company issued 304,779 shares of common stock, paid $1,278,000 in cash and incurred a future obligation to pay $1,160,000 in cash of which $580,000 was paid at September 31, 1998 and $580,000 of which was paid in March 1999. The Company also recorded an accrual at December 31, 1998 for the estimated earnouts of two additional companies for approximately $1,315,000 of cash and 268,216 shares of common stock.

17. Subsequent Events

Acquisition

         As of February 12, 1999 the Company acquired substantially all of the assets of Conversion Printing Systems, Inc. ("CPS"). For the twelve months ending December 31, 1998, CPS' revenues were approximately $8 million, of which approximately 60% were derived from sales to Vestcom operating units.

Lease

         In January, 1999 Vestcom entered into a 15 year lease commencing June 1, 1999, for executive office, production and warehouse space, aggregating approximately 210,000 square feet.

Earnouts

         In February 1999, Vestcom paid $375,984 and in March 1999, issued an aggregate of 228,216 shares of Common Stock in connection with the determination of an earnout for another Founding Company. In March 1999, Vestcom paid $325,000, issued a note payable for $612,500 at 5% interest due in January, 2000 and issued an aggregate of 40,000 shares of Common Stock in connection with the determination of an earnout of an acquired company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III


Item 10. Directors of the Registrant

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11. Executive Compensation

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions

         The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 1999 annual meeting of shareholders that is responsive to the information required with respect to this Item.


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

                  (2)      Financial Statement Schedules.

                  All financial statement schedules are omitted either because they are not required or the required information is shown in Vestcom's consolidated financial statements or the notes thereto.

                  (3) The following exhibits are incorporated by reference herein or filed with this Annual Report on Form 10-K.

Exhibit
Number                             Description
------

2.1  --     Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Computer Output
            Acquisition Corp., Computer Output Systems, Inc. and the
            Stockholders named therein, is incorporated by reference to Exhibit
            2.1 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

2.2    --   Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Comvestrix Acquisition
            Corp., Comvestrix Corp. and the Stockholders named therein, is incorporated by reference to Exhibit 2.2 to Vestcom's Registration
            Statement on Form S-1 (no. 333-23519).

2.3    --   Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Electronic Imaging
            Acquisition Corp., Electronic Imaging Services, Inc. and the
            Stockholders named therein, is incorporated by reference to Exhibit
            2.3 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

2.4    --   Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Imaging Printing
            Acquisition Corp., Image Printing Systems, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.4 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

2.5    --   Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Direct Mail Services
            Acquisition Corp., Quality Control Printing Acquisition Corp., First
            Class Presort Acquisition Corp., Morris County Direct Mail Services,
            Inc., Quality Control Printing, Inc., First Class Presort, Inc. and the Stockholders named therein, is incorporated by reference to
            Exhibit 2.5 to Vestcom's Registration Statement on Form S-1 (no.
            333-23519).

2.6    --   Agreement and Plan of Reorganization, dated as of February 28, 1997, by and among Vestcom International, Inc., Mystic Graphic Acquisition
            Corp., Mystic Graphic Systems, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.6 to Vestcom's
            Registration Statement on Form S-1 (no. 333-23519).

2.7    --   Share Purchase Agreement dated March 10, 1997 by and among Vestcom
            International, Inc., LIRPACO Acquisition Corp., LIRPACO Inc. and the
            Stockholders named therein, is incorporated by reference to Exhibit
            2.7 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

2.8    --   Asset Purchase Agreement, dated as of January 20, 1998, by and among
            Vestcom International, Inc., Creative Data Services, Inc., DB
            Acquisition, Inc., d/b/a Business Mail Express and certain other parties, is incorporated by reference to Vestcom's Current Report on Form 8-K dated February 4, 1998.

3.1    --   Restated Certificate of Incorporation of Vestcom International,
            Inc., as amended, is incorporated by reference to Exhibit 3.1 to Vestcom's Quarterly Report on Form 10-Q for the Period Ending June
            30, 1997.

3.2    --   By-laws of Vestcom International, Inc. are incorporated by reference to Exhibit 3.2 to Vestcom's Registration Statement on Form S-1 (no.
            333-23519).

4.1    --   Form of certificate evidencing ownership of Common Stock of Vestcom
            International, Inc., is incorporated by reference to Exhibit 4.1 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

10.1   --   Vestcom International, Inc. 1997 Equity Compensation Program, is
            incorporated by reference to Exhibit 10.1 to Vestcom's Registration
            Statement on Form S-1 (no. 333-23519).

10.2   --   Employment Agreement, dated as of March 10, 1997, by and between
            Vestcom International, Inc. and Joel Cartun, is incorporated by reference to Exhibit 10.2 to Vestcom's Registration Statement on
            Form S-1 (no. 333-23519).

10.3   --   Employment Agreement, dated March 1, 1997, by and between Vestcom
            International, Inc. and Peter J. McLaughlin, is incorporated by reference to Exhibit 10.3 to Vestcom's Registration Statement on
            Form S-1 (no. 333-23519).

10.4   --   Note and Stock Purchase Agreement, dated December 31, 1996, between
            Vestcom International, Inc. and certain investors, is incorporated by reference to Exhibit 10.7 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

10.5   --   Letter Agreement, between Oppenheimer & Co., Inc. and Vestcom
            International, Inc., is incorporated by reference to Exhibit 10.8 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

10.6   --   Employment Letter Agreement, dated May 21, 1997, between Vestcom
            International, Inc. and Harvey Goldman, is incorporated by reference to Exhibit 10.9 to Vestcom's Registration Statement on Form S-1 (no.
            333-23519).

10.7   --   Employment Letter Agreement, dated September 23, 1997, between
            Vestcom International, Inc. and Brendan Keating, is incorporated by reference to Exhibit 10.10 to Vestcom's Registration Statement on
            Form S-4 (no. 333-39077).

10.8   --   Change in Control Agreements, dated January 1, 1999, between Vestcom
            International, Inc. and each of Joel Cartun, Brendan Keating and
            Harvey Goldman.

10.9   --   Equipment Facility and Revolving Credit Agreement, dated as of
            August 13, 1997, as amended, between Vestcom International, Inc. and
            Summit Bank.

21.1   --   List of subsidiaries of Vestcom International, Inc.

23.1   --   Consent of Arthur Andersen LLP.

24.1   --   Power of Attorney.

27.1   --   Financial Data Schedule.


       (b)  Reports on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1999                  VESTCOM INTERNATIONAL, INC.

                                          By: /s/ Harvey Goldman
                                              ----------------------------------
                                              Harvey Goldman
                                              Executive Vice President and
                                              Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signatures                          Title                                                          Date

/s/ Joel Cartun*                    Chairman, Chief Executive Officer and Director             March 29, 1999
--------------------
Joel Cartun

/s/ Brendan Keating*                President, Chief Operating Officer and Director            March 29, 1999
--------------------
Brendan Keating

/s/ Stephen Bova*                   Director                                                   March 29, 1999
-------------------
Stephen R. Bova

/s/ Leonard Fassler*                Director                                                   March 29, 1999
-------------------
Leonard J. Fassler

/s/ Fred Lafer*                     Director                                                   March 29, 1999
-------------------
Fred S. Lafer

/s/ Robert Levenson*                Director                                                   March 29, 1999
-------------------
Robert J. Levenson

/s/ Richard White*                  Director                                                   March 29, 1999
-------------------
Richard D. White

/s/ Harvey Goldman                  Executive Vice President, Chief Financial                  March 29, 1999
-------------------                 Officer and Treasurer (Principal Financial and
Harvey Goldman                      Accounting Officer)

                                 *By: /s/ Harvey Goldman
                                      -------------------------------
                                      Harvey Goldman, Attorney-in-Fact

                                      -27-