Form 10-Q
period 1999-03-31
VESTCOM INTERNATIONAL INC
filed 1999-05-14
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

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

                                 Yes [X] No [ ]


The number of shares of common stock outstanding as of May 1, 1999 was 9,056,806 shares.

                           VESTCOM INTERNATIONAL, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX

Part I:  Financial Information

                                                                                                            Page(s)
                                                                                                            -------
Item 1:  Financial Statements
-------  --------------------

    Condensed Consolidated Balance Sheets - as of December 31, 1998 and
         March 31, 1999 (unaudited)                                                                            3
    Condensed Consolidated Statements of Operations - For the Three Months
         Ended March 31, 1998 (unaudited) and 1999 (unaudited)                                                 4
    Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
         March 31, 1998 (unaudited) and 1999 (unaudited)                                                       5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                         6-8

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

Overview; Disclosures Regarding Forward Looking Statements; Introduction                                    9-10

Results of Operations                                                                                      10-11

Liquidity and Capital Resources                                                                            11-12

Impact of the Year 2000 Issue                                                                              12-13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           13
-------------------------------------------------------------------


Part II:  Other Information

Item 2: Changes in Securities and Use of Proceeds                                                             14
-------------------------------------------------

Item 6: Exhibits and Reports on Form 8-K                                                                      14
----------------------------------------

    Signature                                                                                                 14

    Exhibit - Financial Data Schedule (For Electronic Submission Only)                                        15

                                       2

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1998 and March 31, 1999



                                     ASSETS

                                                                                   December 31,         March 31,
                                                                                       1998               1999
                                                                                  -------------     --------------
                                                                                   (note 1)           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  3,887,971     $   1,766,317
     Marketable securities                                                              360,480           364,359
     Accounts receivable, net                                                        21,190,379        23,728,169
     Other current assets                                                             9,552,929         9,875,401
                                                                                  -------------     -------------
                           Total current assets                                      34,991,759        35,734,246

PROPERTY AND EQUIPMENT, net                                                          27,576,892        30,796,991
GOODWILL, net                                                                        79,192,856        79,712,887
OTHER ASSETS                                                                            782,729         1,533,816
                                                                                  -------------     -------------
                           Total assets                                            $142,544,236     $ 147,777,940
                                                                                  =============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capitalized lease obligations              2,331,545         3,243,706
     Accounts payable                                                                10,761,607        10,074,374
     Other liabilities                                                               18,153,399        15,514,957
                                                                                  -------------     -------------
                           Total current liabilities                                 31,246,551        28,833,037

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         16,592,754        20,583,925
OTHER NONCURRENT LIABILITIES                                                          4,793,591         5,260,244
                                                                                  -------------     -------------

                           Total liabilities                                       $ 52,632,896     $  54,677,206

COMMITMENTS AND CONTINGENCIES                                                                 -                 -
STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 1998 and March 31, 1999                                           2,651,867         2,651,867
     Class C convertible, 100 shares authorized, issued and
       outstanding at December 31, 1998 and no shares issued                                  -                 -
       and outstanding at March 31, 1999
   Common stock, no par value; 20,000,000 shares authorized;
       8,788,590 and 9,056,806 shares issued and outstanding at
       December 31, 1998 and March 31, 1999, respectively                            86,782,015        88,888,863
   Retained earnings                                                                    857,367         1,914,869
   Accumulated other comprehensive income                                             (379,909)          (354,865)
                                                                                  -------------     -------------

                           Total stockholders' equity                              $ 89,911,340     $  93,100,734
                                                                                  -------------     -------------

                           Total liabilities and stockholders' equity              $142,544,236     $ 147,777,940
                                                                                  =============     =============

      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1999
                                   (unaudited)


                                                                                  Three Months Ended
                                                                         March 31, 1998       March 31, 1999
                                                                         --------------       --------------

  REVENUES                                                               $ 25,559,496           $ 31,923,061
  COST OF REVENUES                                                         16,231,335             20,473,040
                                                                         ------------           ------------
       Gross profit                                                         9,328,161             11,450,021

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              7,201,566              9,180,905
                                                                         ------------           ------------
       Income from operations                                               2,126,595              2,269,116

  OTHER INCOME (EXPENSE)
       Interest expense                                                      (242,519)              (367,022)
       Interest and other income                                              147,543                 73,718
                                                                         ------------           ------------
           Income before provision for income taxes                         2,031,619              1,975,812

  PROVISION FOR INCOME TAXES                                                1,001,222                918,311
                                                                         ------------           ------------
       Net income                                                        $  1,030,397           $  1,057,501
                                                                         ============           ============

  Net income per share - basic                                           $        .12           $        .12
                                                                         ============           ============

  Net income per share - diluted                                         $        .11           $        .12
                                                                         ============           ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1999
                                   (unaudited)

                                                                                      Three Months Ended
                                                                               March 31, 1998      March 31, 1999
                                                                               --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  1,030,397        $  1,057,501
     Adjustments to reconcile net income to net cash
     provided by operating activities-
         Depreciation and amortization                                            1,349,947           1,785,254
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                     (1,128,816)         (1,763,808)
         Other current assets                                                       791,703             240,531
         Other assets                                                               (69,960)           (732,487)
     Changes in operating liabilities increase (decrease) in-
         Accounts payable                                                           547,738          (2,326,772)
         Other current liabilities                                                 (562,773)         (2,826,520)
         Other non-current liabilities                                              (55,009)            191,653
                                                                                -----------        ------------
                  Net cash provided by (used in) operating activities             1,903,227          (4,374,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                       (2,179,036)         (3,523,424)
     Acquisition of businesses, net of cash acquired                             (9,888,483)         (1,258,806)
     Sale of marketable securities                                               12,440,748                   -
                                                                                -----------        ------------
                   Net cash provided by (used in) investing activities              373,229          (4,782,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                               (1,356,849)          4,903,332
     Issuance of common stock                                                            --           2,106,848
                                                                                -----------        ------------

             Net cash (used in) provided by financing activities                 (1,356,849)          7,010,180
                                                                                -----------        ------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                          (32,277)             25,044

             Net increase (decrease) in cash and cash equivalents                   887,330          (2,121,654)
                                                                                -----------        ------------

CASH, beginning of period                                                         4,092,000           3,887,971
                                                                                -----------        ------------

CASH, end of period                                                            $  4,979,330        $  1,766,317
                                                                               ============        ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                                 $     24,717        $          -
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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), seven document management service companies acquired simultaneously with the Company's initial public offering (collectively, the "Founding Companies"), and all subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)    NATURE OF BUSINESS

       Vestcom was formed in September 1996 to create an international document management service provider focusing on the creation, management and distribution of business critical documents. The Company's primary strategy is to acquire, integrate and facilitate the growth of similar and complementary companies in the highly fragmented document management services industry.

 (3)   ACQUISITIONS

       In January 1998, the Company acquired substantially all the assets of Creative Data Services, Inc. ("CDS") and D.B. Acquisition, Inc. (doing business as Business Mail Express, "BME"). In April 1998, the Company acquired substantially all the assets of Dee Cee Graphics Inc. and in August 1998, the Company acquired substantially all the assets of Graphic Technology Systems, Inc. ("GTS"). In October 1998, the Company acquired substantially all the assets of Manus Services Corporation.

       The aggregate price paid for these acquisitions, including certain earnout payments made in 1999, was approximately $17,100,000 in cash plus the Company issued a note payable for $612,500 payable in January, 2000 bearing interest at 5%, a note payable for $1,150,000 payable in March, 2001 bearing interest at 5%, an aggregate of 40,000 shares of Common Stock, plus incurred a potential future obligation to pay an additional $650,000 in cash due to an earnout. The estimated goodwill associated with these acquisitions, including provisions for earnouts, aggregated approximately $16,000,000.

       All of the above acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the dates of acquisition. The estimated goodwill values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion the preliminary allocations are not expected to be materially different than the final allocations.

       As of February 12, 1999, the Company acquired substantially all the assets of Conversion Printing Systems, Inc. ("CPS"). For the twelve months ended December 31, 1998, CPS' revenues were approximately $8 million, of which approximately 60% were derived from sales to Vestcom operating units.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (unaudited)

(4)    EARNINGS PER SHARE

       Basic EPS includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable.


                                                For the Three Months Ended                       For the Three Months Ended
                                                --------------------------                       --------------------------
                                                      March 31, 1998                                   March 31, 1999
                                                      --------------                                   --------------
                                                                         Per Share                                     Per-Share
                                           Net Income       Shares        Amount       Net Income       Shares           Amount
                                           ----------       ------        ------       ----------       ------           ------
    Basic Earnings Per Share:
    Net income/weighted average
        shares outstanding                $1,030,397       8,541,365       $0.12       $1,057,501      9,056,806         $0.12
                                          ----------       ---------       -----     ------------      ---------         -----
    Diluted Earnings Per Share:
    Net income/weighted average
        shares outstanding                 1,030,397       8,541,365                    1,057,501      9,056,806
    Goodwill adjustment on
        earnouts                             (53,158)                                      (3,911)
    Stock Options                                            467,533                                        267
                                          -----------      ---------                 ------------      ----------
    Net income/weighted average
        shares outstanding adjusted
        for assumed conversions to
        common stock                      $  977,239       9,008,898       $0.11       $1,053,591      9,057,073         $0.12
                                          -----------      ---------       -----       ----------      ---------         -----


       Options on approximately 133,318 and 432,148 shares of common stock were not included in computing diluted earnings per share for the periods ending March 31, 1998 and 1999, respectively, because their effects were antidulitive.

(5)    COMMITMENTS AND CONTINGENCIES

       Certain of the companies acquired by Vestcom are eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. In February 1999, Vestcom paid $375,984 in cash and in March 1999, issued an aggregate of 228,216 shares of Common Stock in connection with the determination of an earnout for a Founding Company. Also in March 1999, Vestcom paid $580,000 in cash to settle an earnout obligation to another Founding Company. In March 1999, Vestcom paid $325,000, issued a note payable for $612,500 at 5% interest due in January, 2000 and issued an aggregate of 40,000 shares of Common Stock in connection with the determination of an earnout of an acquired company.

       After the March payments, the aggregate maximum earnout amount which the Company could be required to pay if certain of the other acquired companies attain their revenue and profit goals during certain periods ending on July 31, 1999 is $650,000 in cash.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                   (unaudited)

(6)    COMPREHENSIVE INCOME

       The following represents comprehensive income:

                                                      Three Months Ended
                                                           March 31,
                                                    1998              1999
                                                    ----              ----
Net income                                    $ 1,030,397        $ 1,057,501
Foreign Currency Translation Adjustment           (32,277)            25,044
                                              -----------        -----------
Comprehensive Income                          $   998,120        $ 1,082,545
                                              ===========        ===========

(7)    NEW ACCOUNTING PRONOUNCEMENTS

       The Accounting Standards Executive Committee (AcSec) issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March, 1998. The objective of the SOP is to provide guidance that specifically addresses the accounting for the costs related to developing, obtaining, modifying and/or implementing internal use software. SOP 98-1 is intended to eliminate the diversity in practice that exists in the accounting for internal use software and improve financial reporting for what has become a significant unrecorded asset for many companies. AcSec believes that the costs of computer software developed or obtained for internal use are specifically identifiable, have determinate lives, relate to probable future economic benefits, and meet the criteria for recognition as an asset in the financial statements. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied prospectively to all costs incurred in connection with internal use software development projects in those fiscal years including costs incurred subsequent to adopting the SOP on projects that commenced in earlier years. The Company has adopted this SOP as of January 1, 1999.

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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the following: the ability of the Company to execute and manage the Company's growth strategy, the results of the Company's investment spending, the ability to effectively consolidate and integrate its production facilities and functions as part of the Company's integration program, acceptance of the Company's new products in the marketplace, the entry of new competitors into the marketplace, changes in the business document outsourcing industry, the availability of suitable acquisition candidates and of acquisition financing, the assimilation of new acquisitions with existing business, the ability to attract and retain key customers, variations in quarterly results and the sufficiency of the Company's working capital. Other factors are described from time to time in the Company's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Vestcom acquired substantially all the assets of New England Laser Printing, Inc. (now known as Vestcom Rhode Island, Inc.) in November, 1997, and the stock of Moreau Promotional Services, Inc. (now known as Vestcom Canada) in December 1997. As of January 20, 1998 Vestcom acquired substantially all the assets of Creative Data Services, Inc. ("CDS") and D.B. Acquisition Inc. (doing business as Business Mail Express) ("BME"), a wholly owned subsidiary of CDS, and on April 14, 1998 Vestcom acquired substantially all the assets of Dee Cee Graphics Inc. ("Dee Cee"). The operations of Dee Cee were consolidated into Vestcom Massachusetts' operations. On August 4, 1998, Vestcom acquired substantially all the assets of Graphic Technology Systems, Inc. ("GTS"). The operations of GTS were consolidated into Vestcom's Retail Solutions'

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operations. On October 30, 1998, Vestcom acquired substantially all the assets of Manus Services Corporation ("Manus"), a company based in Seattle, Washington. As of February 12, 1999, Vestcom acquired substantially all the assets of Conversion Printing Systems, Inc. ("CPS"). The Acquired Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Acquired Companies), which have influenced, among other things, the Acquired Companies historical levels of owners' compensation. In connection with the acquisition of the Acquired Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition.

The Company's Condensed Consolidated Balance Sheet as of March 31, 1999 includes the Founding Companies and Vestcom Rhode Island, Inc., Vestcom Ontario, CDS, BME, Dee Cee, GTS, Manus and CPS. The results of operations for the three months ended March 31, 1999, and the statement of cash flows for the three months ended March 31, 1999, include the results of Vestcom and all of the companies acquired in 1997, and the companies acquired in 1998 and 1999, from their respective dates of acquisition.

In connection with Vestcom's acquisitions, Vestcom has made certain earnout payments and may be required to pay an additional earnout if specified revenue thresholds, margins or earnings are attained during the period ending July 31, 1999. In connection with a determination of an earnout for one of the Founding Companies made in April 1998, Vestcom incurred an obligation to pay $1,160,000 in cash. The Company paid $580,000 of the $1,160,000 obligation in September 1998 and the remaining $580,000 in March 1999. In February 1999, Vestcom paid $375,984 and in March 1999, issued an aggregate of 228,216 shares of Common Stock in connection with the determination of an earnout for another Founding Company. In March 1999, Vestcom paid $325,000, issued a note payable for $612,500 at 5% interest due in January, 2000 and issued an aggregate of 40,000 shares of Common Stock in connection with the determination of an earnout of an acquired company. After the February 1999 and March 1999 payments, the aggregate maximum earnout payments which Vestcom may be required to make going forward are $650,000 in cash.

Any payments of earnouts will increase the goodwill recorded for the acquisition of the applicable company. The amortization of any additional goodwill and the increased number of shares issued in connection with earnouts will negatively affect Vestcom's future earnings per share.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Revenues increased $6,364,000, or 24.9%, from $25,559,000 for the three months ended March 31, 1998 to $31,923,000 for the three months ended March 31, 1999. This increase was primarily attributable to acquisitions which accounted for approximately $3,050,000 of such increase. The remainder of the increase, or approximately $3,314,000, was attributable to internal growth. This internal growth was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate during the quarter, measuring the year over year revenue growth of companies owned by the Company for more than one year, was 8.2%.

Gross profit increased $2,122,000, or 22.7%, from $9,328,000 for the three months ended March 31, 1998 to $11,450,000 for the three months ended March 31, 1999. The increase in gross profit was primarily attributable to acquisitions which accounted for approximately $1,137,000, with the remaining increase relating to the increased volume of business. The gross profit margin decreased from 36.5% for the three months ended March 31, 1998 to 35.9% for the same period in 1999. The gross profit margin decrease was due to costs

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

incurred as the Company continues consolidating its operations, excess capacity in the Company's fulfillment operations and the effects of the renegotiation of certain of the capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This renegotiation resulted in expense being moved from interest expense to cost of revenue thereby reducing gross profit. The Company expects that, as it continues to consolidate its operations, gross margins will continue to be negatively affected due to, among other factors, the continuation of redundant facility, equipment and personnel costs during the integration process.

Selling, general and administrative expenses increased $1,979,000, or 27.5%, from $7,202,000 for the three months ended March 31, 1998 to $9,181,000 for the three months ended March 31, 1999. As a percentage of revenues, selling general and administrative expenses increased from 28.2% in 1998 to 28.8% in 1999. The increase was attributable in part to acquisitions which accounted for approximately $568,000, or 28.7% of the total increase. The remaining increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with the increased Vestcom corporate management staff. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies. These costs included redundant overhead and facility costs and severance obligations. The Company expects that it will continue to incur such costs in future periods in connection with its integration process, and that such costs may increase in the future due to additional facility consolidations expected to occur during the remainder of 1999.

Interest expense increased $124,000, from $243,000 for the three months ended March 31, 1998 to $367,000 for the three months ended March 31, 1999. This increase was attributable to borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements and payments relating to earnout agreements which offset the effects of the capital lease renegotiations discussed above.

Interest and other income decreased $74,000, from $148,000 for the three months ended March 31, 1998 to $74,000 for the three months ended March 31, 1999. This decrease was due to reduced interest income resulting from the utilization of cash from the initial public offering to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, Vestcom had working capital of approximately $6,901,000 compared to approximately $3,745,00 at December 31, 1998. The increase was primarily attributable to increased accounts receivable and the reduction of accounts payable and other current liabilities. Net cash used in operating activities for the three months ended March 31, 1999, was approximately $4,375,000 which consisted of approximately $2,843,000 generated primarily from net income and depreciation and amortization charges, offset by approximately $1,764,000 representing an increase in accounts receivable, approximately $2,327,000 used in reducing accounts payable and approximately $2,827,000 used in reducing other current liabilities. Net cash used in investing activities for the three months ended March 31, 1999, was approximately $4,782,000 which consisted of approximately $1,259,000 of cash used for acquisitions, and approximately $3,523,000 used for the purchase of property and equipment. Net cash provided by financing activities for the three months ended March 31, 1999, was approximately $7,035,000 which included approximately $4,903,000 from net borrowings and $2,107,000 from the issuance of common stock in connection with earnout provisions.

On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On March 31, 1999, $18,804,000 was outstanding and $11,196,000 remained available under the Credit Facility.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At March 31, 1999, the Company had postage advances from customers in the amount of approximately $4,541,000 and had prepaid postage and postage receivables of approximately $2,531,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $7,000,000 are expected in 1999. The anticipated expenditures relate to leasehold improvements, furniture and fixtures, and equipment due to the opening of new facilities to support the consolidation and integration of production sites and the anticipated production needs of the business. As of March 31, 1999, the Company had incurred approximately $3,523,000 of such anticipated expenditures. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue. While no assurance can be given, management believes that its anticipated cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

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

Vestcom has separate plans to complete the year 2000 project for each operating unit, with central review and audit being performed by the headquarters organization. All units have completed the awareness and assessment phases. Remediation, validation and implementation were near completion in all units at the end of 1998. Full validation and implementation is scheduled to be complete by the end of July 1999. Since each Vestcom unit uses many different kinds of computers, procedures to implement year 2000 corrections vary greatly. Each unit has a plan to test all year 2000 changes during the first half of 1999. This includes upgrades to mainframe hardware and software operating systems, laser printer software upgrades, microfiche and CD software replacements, PC replacements and financial software upgrades. Since Vestcom processes data prepared by its customers, and does not have extensive date dependent proprietary software to repair or replace, management believes that the required changes to Vestcom's systems will not be extensive.

Vestcom has contacted its major software and hardware suppliers to verify that the systems Vestcom uses are Year 2000 compliant. All major vendors have replied, and have either repaired, replaced or are in the process of upgrading hardware and software installed at Vestcom, with some work to be completed during the second quarter of 1999. There can be no assurances that other companies' systems on which Vestcom's systems rely will be timely converted or that any such failure to convert by another company would not have a materially adverse effect on Vestcom's systems. Certain of Vestcom's customers may need to make appropriate changes to modify the data that they send to Vestcom to make the information Year 2000 compliant. Vestcom has assessed the extent to which its customers may experience Year 2000 issues and has completed testing with certain major customers. If customers or others with whom Vestcom does business experience problems relating to the Year 2000 issue, Vestcom's business, financial condition or results of operations could be adversely affected. A loss of business could result from Vestcom's customers' inability to implement new work

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

projects while focusing their information technology resources on Year 2000 issues within their existing systems.

Vestcom estimates that the aggregate cost of its Year 2000 project will be approximately $1,000,000, including costs already incurred. Significant portions of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of Vestcom. Vestcom incurred total costs of approximately $425,000 for this project during 1998 and the first quarter of 1999, of which about $200,000 was incremental expense. Major planned costs in 1999 are to cover the replacement of billing software and PC hardware. The anticipated costs of the project, as well as the date on which Vestcom expects to complete the project are based on management's best estimate using information currently available and numerous assumptions about future events. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

During the first quarter of 1999, the Company, with the assistance of an external year 2000 compliance specialist, performed a review of each of its operating companies. The review showed the Company was on schedule with its validation and implementation phases. As a result of this review the Company was able to provide additional support in those locations that required greater assistance.

Based on its current estimates and information currently available Vestcom does not anticipate that the costs associated with this project will have a material adverse effect on Vestcom's consolidated financial position, results of operations or cash flows in the future. The preceding sentence constitutes a forward-looking statement.

In the event that the efforts of Vestcom's Year 2000 project do not address all relevant problems, Vestcom has developed contingency plans. Vestcom uses multiple suppliers for most critical processes. Reliance on multiple suppliers lessens risk to any single critical business process. In the limited cases where there is a single supplier, Vestcom is performing extensive testing and planning for onsite support at year-end to minimize the length and impact of a potential outage. In addition, Vestcom's decentralized operational structure allows for a single operating unit to have a software or hardware failure, while another unit can provide backup support. This provides reduced risk if a single unit does not successfully complete the required changes to become Year 2000 compliant as planned.

Vestcom uses the services of many public utilities such as telecommunications common carriers, both local and long distance, water, gas, electrical power and municipal services such as fire and security. The Company cannot effectively test these services for year 2000 readiness. These organizations have made public statements regarding readiness for year 2000 and the Company is unable to assess the accuracy of these statements. Since Vestcom is located in many different geographic areas, and relies on many different public utility suppliers, the failure of one of these entities could affect the Company.

Vestcom is continuing its efforts to timely address the Year 2000 issues. Actual results could differ materially from the forward-looking statements contained herein as a result of a variety of factors, including potential unavailability of technological resources, increased expenses associated with obtaining such resources and unanticipated technological difficulties.

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10K.

                           Part II: Other Information

Item 2 - Changes in Securities and Use of Proceeds

In connection with the payments of earnouts regarding two companies previously acquired by Vestcom, the Company issued, in March, 1999, an aggregate of 268,216 unregistered shares of its Common Stock. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27.1 Financial Data Schedule (For Electronic Submission Only)

         (b)      Reports on Form 8-K:

                  None


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VESTCOM INTERNATIONAL, INC.



                            By: /s/ Harvey Goldman
                                -----------------------------------------------
                                Harvey Goldman, Executive Vice President
                                and Chief Financial Officer

Dated: May 12, 1999