Form 10-Q
period 1999-06-30
VESTCOM INTERNATIONAL INC
filed 1999-08-16
CIK 1034941

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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


                              Yes [X] No [ ]


The number of shares of common stock outstanding as of August 1, 1999 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

Part I:  Financial Information

                                                                                                            Page(s)
                                                                                                            -------
Item 1: Financial Statements

    Condensed Consolidated Balance Sheets - as of December 31, 1998 and
         June 30, 1999 (unaudited)                                                                             3
    Condensed Consolidated Statements of Operations - For the Three Months and Six Months
         Ended June 30, 1998 (unaudited) and 1999 (unaudited)                                                  4
    Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
         June 30, 1998 (unaudited) and 1999 (unaudited)                                                        5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements                                                     8

Results of Operations                                                                                          9

Liquidity and Capital Resources                                                                               11

Impact of the Year 2000 Issue                                                                                 12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           14


Part II:  Other Information

Item 4: Submission of Matters to a Vote of Security Holders                                                   15

Item 6: Exhibits and Reports on Form 8-K                                                                      15

    Signature                                                                                                 15

    Exhibit - Financial Data Schedule (For Electronic Submission Only)                                        16

                                       2

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1998 and June 30, 1999

                                                      ASSETS

                                                                                   December 31,        June 30,
                                                                                       1998              1999
                                                                                   ------------       -----------
                                                                                     (note 1)         (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  3,887,971       $  2,753,918
     Marketable securities                                                              360,480             24,831
     Accounts receivable, net                                                        21,190,379         24,057,252
     Other current assets                                                             9,552,929          9,640,659
                                                                                   ------------       ------------
                           Total current assets                                      34,991,759         36,476,660

PROPERTY AND EQUIPMENT, net                                                          27,576,892         33,025,736
GOODWILL, net                                                                        79,192,856         79,102,897
OTHER ASSETS                                                                            782,729          1,605,460
                                                                                   ------------       ------------
                           Total assets                                            $142,544,236       $150,210,753
                                                                                   ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capitalized lease obligations              2,331,545          3,586,162
     Accounts payable                                                                10,761,607         10,589,350
     Other liabilities                                                               18,153,399         13,818,832
                                                                                   ------------       ------------
                           Total current liabilities                                 31,246,551         27,994,344

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         16,592,754         25,152,691
OTHER NONCURRENT LIABILITIES                                                          4,793,591          6,437,377
                                                                                   ------------       ------------

                           Total liabilities                                       $ 52,632,896       $ 59,584,412
                                                                                   ============       ============
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 1998 and June 30, 1999                                            2,651,867          2,651,867
     Class C convertible, 100 shares authorized, issued and
       outstanding at December 31, 1998 and 0 shares issued and                               -                  -
       outstanding at June 30, 1999
   Common stock, no par value; 20,000,000 shares authorized;
       8,788,590 and 9,056,806 shares issued and outstanding at
       December 31, 1998 and June 30, 1999, respectively                             86,782,015         88,888,863
   Retained earnings (deficit)                                                          857,367           (628,506)
   Accumulated other comprehensive income                                             (379,909)           (285,883)
                                                                                   ------------       ------------
                           Total stockholders' equity                              $ 89,911,340       $ 90,626,341
                                                                                   ------------       ------------

                           Total liabilities and stockholders' equity              $142,544,236       $150,210,753
                                                                                   ============       ============

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1998 and 1999
                                   (unaudited)

                                                               Three Months Ended                    Six Months Ended
                                                               ------------------                    ----------------
                                                          June 30, 1998     June 30, 1999      June 30, 1998   June 30, 1999
                                                          -------------     -------------      -------------   -------------
REVENUES                                                   $25,738,749       $31,393,561        $51,298,245     $63,316,622
COST OF REVENUES                                            16,628,905        21,120,043         32,860,240      41,593,083
                                                          ------------       -----------        -----------     -----------
     Gross profit                                            9,109,844        10,273,518        18,438,005       21,723,539

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                              7,133,086         9,630,426        14,334,652       18,811,331
RESTRUCTURING CHARGES                                                -         3,987,880                 -        3,987,880
                                                          ------------       -----------        ----------      -----------
     Income (loss) from operations                           1,976,758        (3,344,788)        4,103,353       (1,075,672)

OTHER INCOME (EXPENSE)
     Interest expense                                         (238,103)         (459,748)         (480,622)        (826,770)
     Interest and other income                                 114,972            23,235           262,515           96,953
                                                          ------------       -----------        ----------      -----------
     Income (loss) before provision for (benefit from)
       income taxes                                          1,853,627        (3,781,301)        3,885,246       (1,805,489)

PROVISION FOR (BENEFIT FROM) INCOME TAXES
                                                               951,769        (1,237,926)        1,952,991         (319,616)
                                                          ------------       ------------       ----------      -----------
     Net income (loss)                                    $    901,858       $(2,543,375)       $1,932,255      $(1,485,873)
                                                          ============       ===========        ==========      ===========

Net income (loss) per share - basic                       $        .10       $      (.28)       $      .22      $     (.16)
                                                          ============       ===========        ==========      ==========

Net income (loss) per share - diluted                     $        .10       $      (.28)       $      .21      $     (.16)
                                                          ============       ===========       ===========      ==========


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1999
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                            June 30, 1998     June 30, 1999
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $  1,932,255       $(1,485,873)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
         Depreciation and amortization                                         2,956,526         3,957,217
         Loss on disposal of equipment                                                 -             4,391
         Restructuring charges                                                         -           740,399
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                   (345,905)        (2,092,891)
         Other current assets                                                (1,259,509)           479,152
         Other assets                                                             40,806          (804,131)
     Changes in operating liabilities increase (decrease) in-
         Accounts payable                                                      1,758,143        (1,811,796)
         Other current liabilities                                             1,235,702        (4,522,645)
         Other non-current liabilities                                          (148,946)        1,368,786
                                                                            ------------       -----------
                  Net cash provided by (used in) operating activities          6,169,072        (4,167,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                   (4,210,437)        (7,136,381)
     Acquisition of businesses, net of cash acquired                         17,083,148)        (1,274,570)
     Sale of marketable securities                                            13,231,385           335,649
     Proceeds from sale of assets                                                      -            12,050
                                                                            ------------       -----------
                   Net cash used in investing activities                      (8,062,200)       (8,063,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                            (2,107,989)        8,895,716
     Issuance of common stock                                                  2,552,418         2,106,848
                                                                            ------------       -----------

             Net cash provided by financing activities                           444,429        11,002,564
                                                                            ------------       -----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                      (161,513)           94,026

             Net decrease in cash and cash equivalents                        (1,610,212)       (1,134,053)
                                                                            ------------       -----------

CASH, beginning of period                                                      4,092,000         3,887,971
                                                                            ------------       -----------

CASH, end of period                                                         $  2,481,788       $ 2,753,918
                                                                            ============       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                              $     24,717       $   918,838
                                                                            ============       ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), seven document management service companies acquired simultaneously with the Company's initial public offering (collectively, the "Founding Companies"), and all subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(3) EARNINGS PER SHARE


    Basic EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 and 8,790,565 for the three months ended June 30, 1999 and 1998, respectively; and 9,056,806 and 8,789,583 for the six months ended June 30, 1999 and 1998, respectively.

    Diluted EPS is calculated by dividing income (loss) available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,056,806 and 9,031,170 for the three months ended June 30, 1999 and 1998, respectively; and 9,056,806 and 9,001,227 for the six months ended June 30, 1999 and 1998, respectively, and reflects additional shares issuable in connection with earnouts and stock options, 240,605 shares for the three months ended June 30, 1998, and 211,644 for the six months ended June 30, 1998.

    Options to purchase approximately 554,134 and 227,935 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 and 1998, respectively and options to purchase 431,564 and 177,299 shares of common stock were not included in the computations of diluted earnings per share for the six months ended June 30, 1999 and 1998, respectively, because the effects would have been antidilutive.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

(4) COMMITMENTS AND CONTINGENCIES

    Certain of the companies acquired by Vestcom are eligible to earn additional amounts, consisting of a combination of cash and securities, as adjustments to the purchase prices paid for those companies. As of June 30, 1999, the aggregate maximum earnout amount which the Company could be required to pay if certain of the acquired companies attain their revenue and profit goals during certain periods ending on July 31, 1999 is $650,000 in cash.

(5) COMPREHENSIVE INCOME (LOSS):

    The following represents comprehensive income (loss):

                                              Three Months Ended                 Six Months Ended
                                              ------------------                 ----------------
                                         June 30, 1998     June 30, 1999   June 30, 1998     June 30, 1999
                                         -------------     -------------   -------------     -------------
Net income (Loss)                          $  878,571       $(2,543,375)     $1,908,968       $(1,485,873)
Foreign Currency Translation
Adjustment                                   (129,236)           68,982        (161,513)           94,026
                                           ----------       -----------      ----------       -----------
Comprehensive Income (Loss)                $  749,335       $(2,474,393)     $1,747,455       $(1,391,847)
                                           ==========       ===========      ==========       ============

(6) RESTRUCTURING CHARGES

    In the second quarter of 1999, the Company recorded a restructuring charge of $4.0 million. The restructuring plan comprises consolidation of certain facilities and the integration of operations in three of the Company's operating locations, the Mid-Atlantic area, the New England area and Canada. The restructuring plan is aimed at reducing the Company's operating cost structure by reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge includes the facility closure and consolidation costs from these facilities of $2,980,000 (including the write-down of fixed assets of $740,000), personnel costs of $652,000 relating to the termination of employees and incurred moving expenses of $356,000 related to the various relocations during the second quarter. Consistent with the Company's plans to continue its consolidation in the Mid-Atlantic area during the third quarter, the Company expects to incur additional charges in the third quarter related to moving expenses and personnel costs.

    The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

    The components of the restructuring charges as of June 30, 1999 were as follows (in thousands):

    -----------------------------------------------------------------------------------------------------------------------
         1999 Reserves                  Personnel Costs (1)    Facility Closure &        Moving Costs           Total
                                                               Consolidation Costs
                                                                       (2)
    -----------------------------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------------------------
         Restructuring   Accrual               $652                   $2,239                  $  -              $2,891
                                                                                                                ======

         1999 Spending                          166                        -                   356                 522
                                               ----                   ------                  ----              ======

         Restructuring   Accrual
                At June 30, 1999               $486                   $2,239                  $  -              $2,725
                                               ====                   ======                                    ======

    -----------------------------------------------------------------------------------------------------------------------

    (1) Personnel Costs - consist of severance costs related to the closing and/or relocation of certain operating facilities.

    (2) Facility Closure and Consolidation Costs - consist of the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities and facilities scheduled to be closed.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein. The Company's Condensed Consolidated Balance Sheet as of June 30, 1999 includes all of the Acquired Companies. The results of operations and the statement of cash flows for the six months ended June 30, 1999, include the results of Vestcom and all of the companies acquired in 1997 and 1998 and the company acquired in 1999 from its date of acquisition.

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the following: the ability of the Company to execute and manage the Company's growth strategy, the results of the Company's investment spending, the ability to effectively consolidate and integrate its production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased operating efficiencies and enhanced services at the newly consolidated facilities, acceptance of the Company's new products in the marketplace, the entry of new competitors into the marketplace, changes in the business document outsourcing industry, the availability of suitable acquisition candidates and of acquisition financing, the assimilation of new acquisitions with existing business, the ability to attract and retain key customers, the ability to improve its business pipeline, the ability to positively modify its revenue mix, variations in quarterly results and the sufficiency of the Company's working capital. Other factors are described from time to time in the

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Company's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues increased $5,654,000, or 22%, from $25,739,000 for the three months ended June 30, 1998 to $31,393,000 for the three months ended June 30, 1999. This increase was primarily attributable to acquisitions which accounted for approximately $3,853,000 of such increase. The remainder of the increase, or approximately $1,801,000, was attributable to internal growth. This internal growth was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate during the quarter was 7%.

Gross profit increased $1,163,000, or 12.8%, from $9,110,000 for the three months ended June 30, 1998 to $10,273,000 for the three months ended June 30, 1999. The increase in gross profit was primarily attributable to acquisitions which accounted for approximately $1,295,000. The gross profit margin decreased from 35.4% for the three months ended June 30, 1998 to 32.7% for the same period in 1999. The gross profit margin decrease was due to costs incurred as the Company continues consolidating its operations, excess capacity in the Company's fulfillment operations and the effects of the renegotiations of certain of the capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This renegotiation resulted in expense being moved from interest expense to cost of revenue thereby reducing gross profit. The Company expects that, as it continues to consolidate its operations, gross margins will continue to be negatively affected due to, among other factors, the continuation of redundant facility, equipment and personnel costs during the integration process.

Selling, general and administrative expenses increased $2,497,000, or 35%, from $7,133,000 for the three months ended June 30, 1998 to $9,630,000 for the three months ended June 30, 1999. As a percentage of revenues, selling general and administrative expenses increased from 27.7% in 1998 to 30.7% in 1999. The increase was attributable in part to acquisitions which accounted for approximately $627,000, or 25.1% of the total increase. The remaining increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with the increased Vestcom corporate management staff. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies. These costs included redundant overhead and facility costs and other integration costs. The Company expects that it will continue to incur such costs in connection with its ongoing integration process and the additional facility consolidations expected to occur during the remainder of 1999.

In the second quarter of 1999, the Company recorded a restructuring charge of $4.0 million. Of that amount, $522,000 has been spent through June 30, 1999. The restructuring plan comprises consolidation of certain facilities and the integration of operations in three of the Company's operating locations, the Mid-Atlantic area, the New England area and Canada. The restructuring plan is aimed at reducing the Company's operating cost structure by reducing the number

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

of locations, consolidating facilities and reducing personnel costs. The restructuring charge includes the facility closure and consolidation costs from these facilities of $2,980,000 (including the write-down of fixed assets of $740,000), personnel costs of $652,000 relating to the termination of employees and incurred moving expenses of $356,000 related to the various relocations during the second quarter. Consistent with the Company's plans to continue its consolidation in the Mid-Atlantic area during the third quarter, the Company expects to incur additional charges in the third quarter related to both moving expenses and personnel costs. The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient

Interest expense increased $222,000, from $238,000 for the three months ended June 30, 1998 to $460,000 for the three months ended June 30, 1999. This increase was attributable to increased borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements and payments relating to earnout agreements which offset the effects of the capital lease renegotiations discussed above.

Interest and other income decreased $92,000, from $115,000 for the three months ended June 30, 1998 to $23,000 for the three months ended June 30, 1999. This decrease was due to reduced interest income resulting from the utilization of cash to finance acquisitions.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues increased $12,019,000, or 23.4%, from $51,298,000 for the six months ended June 30, 1998 to $63,317,000 for the six months ended June 30, 1999. This increase was primarily attributable to acquisitions which accounted for approximately $6,811,000 of such increase. The remainder of the increase, or approximately $5,208,000, was attributable to internal growth. This internal growth was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate during this period was 10.2%.

Gross profit increased $3,285,000, or 17.8%, from $18,438,000 for the six months ended June 30, 1998 to $21,723,000 for the six months ended June 30, 1999. The increase in gross profit was primarily attributable to acquisitions which accounted for approximately $1,590,000, with the remaining increase relating to the increased volume of business. The gross profit margin decreased from 35.9% for the six months ended June 30, 1998 to 34.3% for the same period in 1999. The gross profit margin decrease was due to costs incurred as the Company continues consolidating its operations, excess capacity in the Company's fulfillment operations and the effects of the renegotiation of certain of the capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This renegotiation resulted in expense being moved from interest expense to cost of revenue thereby reducing gross profit. The Company expects that, as it continues to consolidate its operations, gross margins will continue to be negatively affected due to, among other factors, the continuation of redundant facility, equipment and personnel costs during the integration process.

Selling, general and administrative expenses increased $4,476,000, or 31.2%, from $14,335,000 for the six months ended June 30, 1998 to $18,811,000 for the six months ended June 30, 1999. As a percentage of revenues, selling general and administrative expenses increased from 27.9% in 1998 to 29.7% in 1999. The increase was attributable in part to acquisitions which accounted for approximately $1,084,000, or 24.2% of the total increase. The remaining increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with the increased Vestcom corporate management staff. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies. These costs included redundant overhead and facility costs and other integration costs. The Company expects that it will continue to incur such costs in connection with its ongoing integration process and the additional facility consolidations expected to occur during the remainder of 1999.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

In the second quarter of 1999, the Company recorded a restructuring charge of $4.0 million. Of that amount, $522,000 has been spent through June 30, 1999. The restructuring plan comprises consolidation of certain facilities and the integration of operations in three of the Company's operating locations, the Mid-Atlantic area, the New England area and Canada. The restructuring plan is aimed at reducing the Company's operating cost structure by reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge includes the facility closure and consolidation costs from these facilities of $2,980,000 (including the write-down of fixed assets of $740,000), personnel costs of $652,000 relating to the termination of employees and incurred moving expenses of $356,000 related to the various relocations during the second quarter. Consistent with the Company's plans to continue its consolidation in the Mid-Atlantic area during the third quarter, the Company expects to incur additional charges in the third quarter related to both moving expenses and personnel costs. The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient.

Interest expense increased $346,000, from $481,000 for the six months ended June 30, 1998 to $827,000 for the six months ended June 30, 1999. This increase was attributable to increased borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements and payments relating to earnout agreements which offset the effects of the capital lease renegotiations discussed above.

Interest and other income decreased $166,000, from $263,000 for the six months ended June 30, 1998 to $97,000 for the six months ended June 30, 1999. This decrease was due to reduced interest income resulting from the utilization of cash to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, Vestcom had working capital of approximately $8,482,000 compared to approximately $3,745,000 at December 31, 1998. The increase was primarily attributable to increased accounts receivable and the reduction of accounts payable and other current liabilities. Net cash used in operating activities for the six months ended June 30, 1999, was approximately $4,167,000 which consisted of approximately $2,471,000 generated primarily from depreciation and amortization charges minus the net loss, offset by approximately $2,093,000 representing an increase in accounts receivable, approximately $1,812,000 used in reducing accounts payable and approximately $4,523,000 used in reducing other current liabilities. Net cash used in investing activities for the six months ended June 30, 1999, was approximately $8,063,000 which consisted of approximately $1,275,000 of cash used for acquisitions, and approximately $7,136,000 used for the purchase of property and equipment and leasehold improvements. Net cash provided by financing activities for the six months ended June 30, 1999, was approximately $11,003,000 which included approximately $8,896,000 from net borrowings and $2,107,000 from the issuance of common stock in connection with earnout provisions.

On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On June 30, 1999, $21,060,000 was outstanding and $8,940,000 remained available under the Credit Facility.

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At June 30, 1999, the Company had postage advances from customers in the amount of approximately $4,320,000 and had prepaid postage and postage receivables of approximately $2,385,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Capital expenditures of approximately $9,000,000 are expected in 1999. The anticipated expenditures relate to leasehold improvements, furniture and fixtures, and equipment due to the opening of new facilities to support the consolidation and integration of production sites and the anticipated production needs of the business. As of June 30, 1999, the Company had incurred approximately $7,136,000 of such anticipated expenditures. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue.

In connection with Vestcom's acquisitions, Vestcom has made certain earnout payments and may be required to pay an additional earnout if specified revenue thresholds, margins or earnings are attained during the period ending July 31, 1999. As of June 30, 1999, the aggregate maximum earnout payments which Vestcom may be required to make going forward are $650,000 in cash.

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

Vestcom has separate plans to complete the year 2000 project for each operating unit, with central review and audit being performed by the headquarters organization. All units have completed the awareness and assessment phases. Remediation, validation and implementation were substantially near completion in all units at the end of the second quarter of 1999. Full validation and implementation is scheduled to be complete by the end of the third quarter of 1999 and all operating units are substantially on plan to complete year 2000 projects. Certain of Vestcom's operating facilities are moving to new facilities during the third quarter, and for various reasons, including efficiencies, new telephone and computer hardware is being upgraded or replaced simultaneously with these moves instead of prior to the moves.

Since each Vestcom unit uses many different kinds of computers, procedures to implement year 2000 corrections vary greatly. Each unit has been following a plan to test all year 2000 changes during the first nine months of 1999. This includes upgrades to mainframe hardware and software operating systems, laser printer software upgrades, microfiche and CD software replacements, PC replacements and financial software upgrades. These activities are substantially complete with some small projects to be tested during the third quarter. Since Vestcom processes data prepared by its customers, and does not have extensive date dependent proprietary software to repair or replace, management believes that the required changes to Vestcom's systems will not be extensive.

Vestcom has contacted its major software and hardware suppliers to verify that the systems Vestcom uses are Year 2000 compliant. All major vendors have replied, and have either repaired, replaced or are in the process of upgrading hardware and software installed at Vestcom. A few pieces of hardware are being replaced during the third quarter of 1999. There can be no assurances that other companies' systems on which Vestcom's systems rely will be timely converted or that any such failure to convert by another company would not have a materially adverse effect on Vestcom's systems. Certain of Vestcom's customers may need to make appropriate changes to modify the data that they send to Vestcom to make the information Year 2000 compliant. Vestcom has assessed the extent to which its customers may experience Year 2000 issues and has completed testing with

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES


certain major customers. If customers or others with whom Vestcom does business experience problems relating to the Year 2000 issue, Vestcom's business, financial condition, liquidity or results of operations could be adversely affected. A loss of business could result from Vestcom's customers' inability to implement new work projects while focusing their information technology resources on Year 2000 issues within their existing systems.

Vestcom estimates that the aggregate cost of its Year 2000 project will be approximately $1,000,000, including costs already incurred. Significant portions of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of Vestcom. Vestcom incurred total costs of approximately $625,000 for this project during 1998 and the first half of 1999, on plan with the overall project estimate. Out of the $625,000, approximately $300,000 was incremental expense. The majority of the remaining planned costs in 1999 are to cover the replacement of PC hardware and new telephone equipment. The anticipated costs of the project, as well as the date on which Vestcom expects to complete the project are based on management's best estimate using information currently available and numerous assumptions about future events. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

During the first quarter of 1999, the Company, with the assistance of an external year 2000 compliance specialist, performed a review of each of its operating companies. The review showed the Company was on schedule with its validation and implementation phases. As a result of this review the Company was able to provide additional support in those locations that required greater assistance and during the second quarter, Vestcom's Year 2000 projects proceeded on plan.

Based on its current estimates and information currently available Vestcom does not anticipate that the costs associated with this project will have a material adverse effect on Vestcom's consolidated financial position, liquidity, results of operations or cash flows in the future. The preceding sentence constitutes a forward-looking statement.

In the event that the efforts of Vestcom's Year 2000 project do not address all relevant problems, Vestcom has developed contingency plans. Vestcom uses multiple suppliers for most critical processes. Reliance on multiple suppliers lessens risk to any single critical business process. In the limited cases where there is a single supplier, Vestcom is performing extensive testing and planning for onsite support at year-end to minimize the length and impact of a potential outage. In addition, Vestcom's decentralized operational structure allows for a single operating unit to have a software or hardware failure, while another unit can provide backup support. This provides reduced risk if a single unit does not successfully complete the required changes to become Year 2000 compliant as planned. As part of its contingency planning, Vestcom has arranged to have professionals on site at the turn of the century to monitor and support any potential problems internally or with external vendors.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

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

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10-K.

                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II: Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 26, 1999, in Secaucus, New Jersey. At that meeting, each of the Board of Directors' seven (7) nominees were elected to the Board and the stockholders approved the amendment to the Company's 1997 Equity Compensation Program to authorize the issuance of additional shares of Common Stock under the Program. The following table sets forth the vote which was realized for each nominee:

------------------------------------------------------------------------------------------------------
                   Name                         For                      Authority Withheld
------------------------------------------------------------------------------------------------------
Stephen R. Bova                              6,459,658                        635,350
------------------------------------------------------------------------------------------------------
Joel Cartun                                  6,459,358                        635,050
------------------------------------------------------------------------------------------------------
Leonard J. Fassler                           6,459,658                        635,350
------------------------------------------------------------------------------------------------------
Brendan Keating                              6,459,658                        635,350
------------------------------------------------------------------------------------------------------
Fred S. Lafer                                6,459,658                        635,350
------------------------------------------------------------------------------------------------------
Robert J. Levenson                           6,459,658                        635,350
------------------------------------------------------------------------------------------------------
Richard D. White                             6,459,658                        635,350
------------------------------------------------------------------------------------------------------

The results of the ratification of the approval of the amendment to the Company's 1997 Equity Compensation Program were as follows 5,837,853 For, 1,252,690 Against, 4,165 Abstain, -0- Broker non-votes.

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

                                        VESTCOM INTERNATIONAL, INC.



                                        By: /s/ Joel Cartun
                                        ----------------------------------------
                                            Joel Cartun, Chief Executive Officer

                                            Dated:  August 13, 1999