Form 10-Q
period 1999-09-30
VESTCOM INTERNATIONAL INC
filed 1999-11-15
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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

                                5 Henderson Drive
                         West Caldwell, New Jersey 07006
           (Address of principal executive office, including zip code)

                                  973-882-7000
              (Registrant's telephone number, including area code)


                            1100 Valley Brook Avenue
                               Lyndhurst, NJ 07071


--------------------------------------------------------------------------------
                                (former address)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


The number of shares of common stock outstanding as of November 1, 1999 was 9,056,806 shares.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


Part I:  Financial Information
                                                                                                            Page(s)
                                                                                                            -------
Item 1:  Financial Statements
-----------------------------

    Condensed Consolidated Balance Sheets - as of December 31, 1998 and
         September 30, 1999 (unaudited)                                                                        3
    Condensed Consolidated Statements of Operations - For the Three Months and Nine Months
         Ended September 30, 1998 (unaudited) and 1999 (unaudited)                                             4
    Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
         September 30, 1998 (unaudited) and 1999 (unaudited)                                                   5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

Overview; Disclosures Regarding Forward Looking Statements                                                     8

Results of Operations                                                                                          9

Liquidity and Capital Resources                                                                               11

Impact of the Year 2000 Issue                                                                                 12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           13
-------------------------------------------------------------------


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                      14
----------------------------------------

Signature                                                                                                     14

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1998 and September 30, 1999

                                     ASSETS
                                                                                  December 31,          September 30,
                                                                                      1998                  1999
                                                                                    (note 1)             (unaudited)
                                                                                 -------------          -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                   $   3,887,971          $   3,221,475
     Marketable securities                                                             360,480                 25,268
     Accounts receivable, net                                                       21,190,379             25,342,013
     Other current assets                                                            9,552,929             12,129,026
                                                                                 -------------          -------------
                           Total current assets                                     34,991,759             40,717,782

PROPERTY AND EQUIPMENT, net                                                         27,576,892             34,312,628
GOODWILL, net                                                                       79,192,856             78,835,353
OTHER ASSETS                                                                           782,729              1,069,911
                                                                                 -------------          -------------
                           Total assets                                          $ 142,544,236          $ 154,935,674
                                                                                 =============          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capitalized lease obligations             2,331,545              3,545,195
     Accounts payable                                                               10,761,607             11,402,497
     Other liabilities                                                              18,153,399             16,550,918
                                                                                 -------------          -------------
                           Total current liabilities                                31,246,551             31,498,610

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                        16,592,754             29,842,462
OTHER NONCURRENT LIABILITIES                                                         4,793,591              5,318,080
                                                                                 -------------          -------------

                           Total liabilities                                     $  52,632,896          $  66,659,152
                                                                                 =============          =============

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 1998 and September 30, 1999                                      2,651,867              2,651,867
     Class C convertible, 100 shares authorized, issued and
       outstanding at December 31, 1998 and 0 shares issued and                           --                     --
     outstanding at September 30, 1999
   Common stock, no par value; 20,000,000 shares authorized;
       8,788,590 and 9,056,806 shares issued and outstanding at
       December 31, 1998 and September 30, 1999, respectively                       86,782,015             88,888,863
   Retained earnings (deficit)                                                         857,367             (2,929,936)
   Accumulated other comprehensive income                                             (379,909)              (334,272)
                                                                                 -------------          -------------

                           Total stockholders' equity                            $  89,911,340          $  88,276,522
                                                                                 -------------          -------------

                           Total liabilities and stockholders' equity            $ 142,544,236          $ 154,935,674
                                                                                 =============          =============




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 1998 and 1999
                                   (unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                             September 30,     September 30,     September 30,     September 30,
                                                 1998              1999              1998              1999
                                                 ----              ----              ----              ----
REVENUES                                    $ 27,066,068      $ 31,786,369      $ 78,364,313      $ 95,102,991
COST OF REVENUES                              16,918,761        22,393,606        49,779,001        63,986,689
                                            ------------      ------------      ------------      ------------
     Gross profit                             10,147,307         9,392,763        28,585,312        31,116,302

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                7,752,193        10,381,668        22,086,845        29,192,999
RESTRUCTURING AND OTHER NON-
     RECURRING CHARGES                              --           1,930,144              --           5,918,024
                                            ------------      ------------      ------------      ------------
     Income (loss) from operations             2,395,114        (2,919,049)        6,498,467        (3,994,721)

OTHER INCOME (EXPENSE)
     Interest expense                           (291,280)         (773,853)         (771,902)       (1,600,623)
     Interest and other income                    95,015            (8,528)          357,530            88,426
                                            ------------      ------------      ------------      ------------
     Income (loss) before provision for
         (benefit from) income taxes           2,198,849        (3,701,430)        6,084,095        (5,506,918)

PROVISION FOR (BENEFIT FROM) INCOME TAXES
                                               1,015,974        (1,400,000)        2,968,965        (1,719,615)
                                            ------------      ------------      ------------      ------------
     Net income (loss)                      $  1,182,875      $ (2,301,430)     $  3,115,130      $ (3,787,303)
                                            ============      ============      ============      ============

Net income (loss) per share - basic         $        .13      $       (.25)     $        .35      $       (.42)
                                            ============      ============      ============      ============

Net income (loss) per share - diluted       $        .13      $       (.25)     $        .34      $       (.42)
                                            ============      ============      ============      ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1999
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                           September 30, 1998    September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $  3,115,130          $ (3,787,303)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
         Depreciation and amortization                                           4,593,366             6,308,626
         Loss on disposal of equipment                                                  --                 5,995
         Restructuring charges                                                          --             1,099,100
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                    (1,877,725)           (3,377,652)
         Other current assets                                                   (1,440,114)           (2,009,217)
         Other assets                                                                4,999              (268,580)
     Changes in operating liabilities increase (decrease) in-
         Accounts payable                                                        2,369,858              (998,651)
         Other current liabilities                                                 421,151            (1,790,559)
         Other non-current liabilities                                            (739,353)              249,491
                                                                              ------------          ------------
                  Net cash provided by (used in) operating activities            6,447,312            (4,568,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                      (6,676,965)           (9,452,837)
     Acquisition of businesses, net of cash acquired                           (20,481,152)           (1,781,349)
     Sale of marketable securities                                              13,138,609               335,212
     Proceeds from sale of assets                                                       --                29,825
                                                                              ------------          ------------
                   Net cash used in investing activities                       (14,019,508)          (10,869,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                               3,761,337            12,618,918
     Issuance of common stock                                                    2,552,418             2,106,848
                                                                              ------------          ------------

             Net cash provided by financing activities                           6,313,755            14,725,766
                                                                              ------------          ------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                        (260,674)               45,637
                                                                              ------------          ------------

             Net decrease in cash and cash equivalents                          (1,519,115)             (666,496)
                                                                              ------------          ------------

CASH, beginning of period                                                        4,092,000             3,887,971
                                                                              ------------          ------------

CASH, end of period                                                           $  2,572,885          $  3,221,475
                                                                              ============          ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                                $     24,717          $  1,844,440
                                                                              ============          ============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), seven document management service companies acquired simultaneously with the Company's initial public offering (collectively, the "Founding Companies"), and all subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(3)    EARNINGS PER SHARE

       Basic EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 and 8,968,356 for the three months ended September 30, 1999 and 1998, respectively; and 9,056,806 and 8,849,829 for the nine months ended September 30, 1999 and 1998, respectively.

       Diluted EPS is calculated by dividing income (loss) available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,056,806 and 9,079,537 for the three months ended September 30, 1999 and 1998, respectively; and 9,056,806 and 9,037,782 for the nine months ended September 30, 1999 and 1998, respectively, and reflects 111,181 and 187,953 additional shares issuable in connection with earnouts and stock options, for the three months and nine months ended September 30, 1998, respectively.

       Options to purchase approximately 953,618 and 227,935 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 1999 and 1998, respectively and options to purchase 572,015 and 177,299 shares of common stock were not included in the computations of diluted earnings per share for the nine months ended September 30, 1999 and 1998, respectively, because the effects would have been antidilutive.

 (4)   COMPREHENSIVE INCOME (LOSS):

       The following represents comprehensive income (loss) (in thousands):

                                                    Three Months Ended                         Nine Months Ended
                                          September 30,           September 30,      September 30,         September 30,
                                          -------------           -------------      -------------         -------------
                                               1998                   1999               1998                   1999
                                               ----                   ----               ----                   ----
Net income (loss)                          $       1,183          $      (2,301)    $          3,115       $       (3,787)
Foreign Currency Translation
Adjustment                                          (99)                    (48)               (261)                    46
                                           -------------          --------------    ----------------       ---------------
Comprehensive Income (Loss)                $       1,084          $      (2,349)    $          2,854       $       (3,741)
                                           =============          ==============    ================       ===============

(5)    RESTRUCTURING AND OTHER NON-RECURRING CHARGES

       In the second and third quarters of 1999, the Company recorded an aggregate restructuring charge of $5.9 million. The Company's restructuring plan is comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations, the Mid-Atlantic area, the New England area and Canada. The restructuring plan is aimed at reducing the Company's operating cost structure by reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge includes the facility closure and consolidation costs from these facilities of $3,338,000 (including the net write-down of fixed assets of $628,000), personnel costs of $1,438,000 relating to the termination of employees and incurred moving expenses of $1,142,000 related to the various relocations during the second and third quarters.

       The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient.

       The components of the restructuring reserves as of September 30, 1999 were as follows (in thousands):

       ---------------------------------------------------- ---------------- ------------------------ -------------------
         1999 Reserves                                         Personnel        Facility Closure &         Total
                                                               Costs (1)       Consolidation Costs
                                                                                       (2)
       ---------------------------------------------------- ---------------- ------------------------ -------------------
         Restructuring Reserve at June 30, 1999                 $   486            $     2,239          $    2,725
         Third Quarter 1999 Additional Reserve                      787                    507               1,294
         Third Quarter 1999 Spending                               (441)                  (694)             (1,135)
                                                                --------           ------------         -----------
         Restructuring   Reserve
             at September 30, 1999                              $   832            $     2,052          $    2,884
                                                                =======            ===========          ==========
       ---------------------------------------------------- ---------------- ------------------------ -------------------

       In addition to the reserve, $636,000 was expensed by the Company during the third quarter of 1999 for moving related costs.

       (1) Personnel Costs - consist of severance costs related to the closing and/or relocation of certain operating facilities.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

       (2) Facility Closure and Consolidation Costs - consist of the estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities.

(6)      SUBSEQUENT EVENT

       As of November 5, 1999, the Company and Summit Bank entered into the Fourth Amendment to the Equipment Facility and Revolving Credit Agreement (the "Credit Facility"), which among other things, extends the term of the Credit Facility through January 1, 2002.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein. The Company's Condensed Consolidated Balance Sheet as of September 30, 1999 includes all of the companies acquired by Vestcom. The results of operations and the statement of cash flows for the nine months ended September 30, 1999, include the results of Vestcom and all of the companies acquired in 1997 and 1998 and the company acquired in 1999 from its date of acquisition.

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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues increased $4,720,000, or 17%, from $27,066,000 for the three months ended September 30, 1998 to $31,786,000 for the three months ended September 30, 1999. This increase was primarily attributable to acquisitions which accounted for approximately $3,700,000 of such increase. The remainder of the increase, or approximately $1,020,000, was attributable to internal growth. This internal growth was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate during the quarter was 4%.

Gross profit decreased $755,000, or 7%, from $10,147,000 for the three months ended September 30, 1998 to $9,393,000 for the three months ended September 30, 1999. The decrease in gross profit was primarily attributable to increased costs and additional and duplicate expenses related to the continuing consolidations occurring in the period. The gross profit margin decreased from 37% for the three months ended September 30, 1998 to 30% for the same period in 1999. The gross profit margin decrease was due to costs incurred as the Company continued consolidating its operations, excess capacity in the Company's fulfillment operations and the effects of the prior year's renegotiations of certain of the capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This renegotiation resulted in expense being moved from interest expense to cost of revenue thereby reducing gross profit.

Selling, general and administrative expenses increased $2,629,000, or 34%, from $7,752,000 for the three months ended September 30, 1998 to $10,382,000 for the three months ended September 30, 1999. As a percentage of revenues, selling general and administrative expenses increased from 29% in 1998 to 33% in 1999. The increase was attributable in part to acquisitions which accounted for approximately $566,000 or 21% of the total increase. The remaining increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with increased corporate business development programs. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies. These costs included redundant overhead and facility costs and other integration costs. The Company expects that it will continue to incur such costs in connection with its ongoing integration process which the Company expects to continue during the remainder of 1999.

In the third quarter of 1999, the Company recorded a restructuring charge of $1.9 million. The Company's restructuring plan is comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations, the Mid-Atlantic area, the New England area and Canada. The restructuring plan is aimed at reducing the Company's operating cost structure by reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge includes $507,000 of facility closure and consolidation costs, $787,000 relating to the termination of employees and incurred moving expenses of $636,000 related to the various relocations during the third quarter. The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient.

Interest expense increased $483,000, from $291,000 for the three months ended September 30, 1998 to $774,000 for the three months ended September 30, 1999. This increase was attributable to increased borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements and payments relating to earnout agreements which offset the effects of the capital lease renegotiations discussed above.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Interest and other income decreased $104,000, from $95,000 of income for the three months ended September 30, 1998 to $9,000 of expense for the three months ended September 30, 1999. This decrease was due to reduced interest income resulting from the utilization of cash to finance acquisitions.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues increased $16,739,000, or 21%, from $78,364,000 for the nine months ended September 30, 1998 to $95,103,000 for the nine months ended September 30, 1999. This increase was primarily attributable to acquisitions which accounted for approximately $10,909,000 of such increase. The remainder of the increase, or approximately $5,830,000 was attributable to internal growth. This internal growth was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate during this period was 7%.

Gross profit increased $2,531,000, or 9%, from $28,585,000 for the nine months ended September 30, 1998 to $31,116,000 for the nine months ended September 30, 1999. The increase in gross profit was primarily attributable to acquisitions which accounted for approximately $3,857,000. The gross profit margin decreased from 36% for the nine months ended September 30, 1998 to 33% for the same period in 1999. The gross profit margin decrease was due to costs incurred as the Company continued consolidating its operations, excess capacity in the Company's fulfillment operations and the effects of the prior year's renegotiation of certain of the capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This renegotiation resulted in expense being moved from interest expense to cost of revenue thereby reducing gross profit.

Selling, general and administrative expenses increased $7,106,000, or 32%, from $22,087,000 for the nine months ended September 30, 1998 to $29,193,000 for the nine months ended September 30, 1999. As a percentage of revenues, selling general and administrative expenses increased from 28% in 1998 to 31% in 1999. The increase was attributable in part to acquisitions which accounted for approximately $1,775,000, or 25% of the total increase. The remaining increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with increased corporate business development programs. In addition, the Company incurred costs in connection with its efforts to integrate its acquired companies. These costs included redundant overhead and facility costs and other integration costs. The Company expects that it will continue to incur such costs in connection with its ongoing integration process which the company expects to continue to occur during the remainder of 1999.

In the second and third quarter of 1999, the Company recorded an aggregate restructuring charge of $5.9 million. The Company's restructuring plan is comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations, the Mid-Atlantic area, the New England area and Canada. The restructuring plan is aimed at reducing the Company's operating cost structure by reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge includes the facility closure and consolidation costs from these facilities of $3,338,000, (including the net write-down of fixed assets of $628,000) personnel costs of $1,438,000 relating to the termination of employees and incurred moving expenses of $1,142,000 related to the various relocations during the second and third quarter. The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient.

Interest expense increased $829,000, from $772,000 for the nine months ended September 30, 1998 to $1,601,000 for the nine months ended September 30, 1999. This increase was attributable to increased borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

and payments relating to earnout agreements which offset the effects of the capital lease renegotiations discussed above.

Interest and other income decreased $270,000, from $358,000 for the nine months ended September 30, 1998 to $88,000 for the nine months ended September 30, 1999. This decrease was due to reduced interest income resulting from the utilization of cash to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, Vestcom had working capital of approximately $9,219,000 compared to approximately $3,745,000 at December 31, 1998. The increase was primarily attributable to increased accounts receivable and of other assets and the reduction other current liabilities. Net cash used in operating activities for the nine months ended September 30, 1999, was approximately $4,569,000 which consisted of approximately $2,522,000 generated primarily from depreciation and amortization charges minus the net loss, offset by approximately $3,378,000 representing an increase in accounts receivable and approximately $2,009,000 representing an increase in other current assets, approximately $999,000 used in reducing accounts payable and approximately $1,791,000 used in reducing other current liabilities. Net cash used in investing activities for the nine months ended September 30, 1999, was approximately $10,869,000 which consisted of approximately $1,781,000 of cash used for acquisitions, and approximately $9,453,000 used for the purchase of property and equipment and leasehold improvements. Net cash provided by financing activities for the nine months ended September 30, 1999, was approximately $14,726,000 which included approximately $12,619,000 from net borrowings of long term debt and $2,107,000 from the issuance of common stock in connection with earnout provisions.

On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On September 30, 1999, $25,190,000 was outstanding and $4,810,000 remained available under the Credit Facility. As of November 5, 1999 the Company and Summit Bank entered into an amendment to the Credit Facility, which, among other items, extends the term of the Credit Facility through January 1, 2002.

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At September 30, 1999, the Company had postage advances from customers in the amount of approximately $3,716,000 and had prepaid postage and postage receivables of approximately $1,445,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $11,000,000 are expected in 1999. The anticipated expenditures relate to leasehold improvements, furniture and fixtures, and equipment due to the opening of new facilities to support the consolidation and integration of production sites and the anticipated production needs of the business. As of September 30, 1999, the Company had incurred approximately $9,453,000 of such anticipated expenditures. There are no other significant commitments for future capital expenditures, although it is likely that cash outflows for business acquisitions and leases will continue.

In connection with Vestcom's acquisitions, Vestcom has made certain earnout payments and may be required to pay an additional earnout if specified gross profit margins are attained during the period ended July 31, 1999. As of September 30, 1999, Vestcom has accrued the aggregate maximum earnout payments which the Company may be required to make going forward of $650,000 in cash.

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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

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

Vestcom has separate plans to complete the year 2000 project for each operating unit, with central review and audit being performed by the headquarters organization. All operating units are substantially on plan to complete year 2000 projects. One of Vestcom's operating facilities is moving to a new facility during the fourth quarter of 1999, and for various reasons, including efficiencies, new telephone and computer hardware is being upgraded or replaced simultaneously with this move instead of prior to the move.

Since each Vestcom unit uses many different kinds of computers, procedures to implement year 2000 corrections vary greatly. Each unit has been following a plan to test all year 2000 changes during the first nine months of 1999. This includes upgrades to mainframe hardware and software operating systems, laser printer software upgrades, microfiche and CD software replacements, PC replacements and financial software upgrades. These activities are substantially complete. Since Vestcom processes data prepared by its customers, and does not have extensive date dependent proprietary software to repair or replace, management has found that the required changes to Vestcom's systems were not extensive.

Vestcom has contacted its major software and hardware suppliers to verify that the systems Vestcom uses are Year 2000 compliant. All major vendors have replied, and have either repaired, replaced or upgraded hardware and software installed at Vestcom. There can be no assurances that other companies' systems on which Vestcom's systems rely will be timely converted or that any such failure to convert by another company would not have a materially adverse effect on Vestcom's systems. Certain of Vestcom's customers may need to make appropriate changes to modify the data that they send to Vestcom to make the information Year 2000 compliant. Vestcom has assessed the extent to which its customers may experience Year 2000 issues and has completed testing with certain major customers. If customers or others with whom Vestcom does business experience problems relating to the Year 2000 issue, Vestcom's business, financial condition, liquidity or results of operations could be adversely affected. A loss of business could result from Vestcom's customers' inability to implement new work projects while focusing their information technology resources on Year 2000 issues within their existing systems.

Vestcom estimates that the aggregate cost of its Year 2000 project will be approximately $1,000,000, including costs already incurred. Significant portions of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of Vestcom. Vestcom incurred total costs of approximately $800,000 for this project during 1998 and the first three-quarters of 1999, on plan with the overall project estimate. Out of the $800,000, approximately $400,000 was incremental expense. The majority of the remaining planned costs in 1999 are to cover the replacement of PC hardware and new telephone equipment in the one remaining facility move. The anticipated costs of the project, as well as the date on which Vestcom expects to complete the project are based on management's best estimate using information currently available and numerous assumptions about future events. However there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

During the first quarter of 1999, the Company, with the assistance of an external year 2000 compliance specialist, performed a review of each of its

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

operating companies. The review showed the Company was on schedule with its validation and implementation phases. As a result of this review the Company was able to provide additional support in those locations that required greater assistance and during the third quarter, Vestcom's Year 2000 projects proceeded on plan.

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

Not Applicable - no significant change from Annual Report on Form 10-K.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                           Part II: Other Information


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.12 Fourth Amendment to Equipment Facility and Revolving Credit Agreement dated as of November 5, 1999 between Vestcom International, Inc. and Summit Bank

                  10.13 Employment Letter Agreement dated as of September 29, 1999 between Michael D. Helfand and Vestcom International, Inc.

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

                           VESTCOM INTERNATIONAL, INC.



                              By: /s/ Michael D. Helfand
                                  --------------------------------------------
                                  Michael D. Helfand, Chief Financial Officer



                                  Dated:  November 15, 1999