Form 10-K
period 1999-12-31
VESTCOM INTERNATIONAL INC
filed 2000-03-29
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the fiscal year ended December 31, 1999.

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
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

               5 Henderson Drive, West Caldwell, New Jersey 07006
                                 (973) 882-7000
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates as of March 1, 2000 was approximately $36.4 million.

Number of shares of Common Stock outstanding as of March 1, 2000:  9,056,806.

Documents incorporated by reference: Definitive Proxy Statement for the registrant's 2000 Annual Meeting of Shareholders (Part III).

                           VESTCOM INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                             Part I                                                      ----
Item 1        Business...............................................................................
Item 2        Properties.............................................................................
Item 3        Legal Proceedings......................................................................
Item 4        Submission of Matters to a Vote of Security Holders....................................
Item 4A       Executive Officers of the Registrant...................................................

                                              Part II

Item 5        Market for the Registrant's Common Equity and Related
                   Stockholder Matters...............................................................
Item 6        Selected Financial Data................................................................
Item 7        Management's Discussion and Analysis of Results of
                   Operations and Financial Condition................................................
Item 7A       Quantitative and Qualitative Disclosures About Market Risk.............................
Item 8        Financial Statements and Supplementary Data............................................
Item 9        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...............................................

                                            Part III

Item 10       Directors of the Registrant............................................................
Item 11       Executive Compensation.................................................................
Item 12       Security Ownership of Certain Beneficial Owners and
                   Management........................................................................
Item 13       Certain Relationships and Related Transactions.........................................

                                              Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.......................................................................

Signatures...........................................................................................

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

General

           Vestcom International, Inc. ("Vestcom" or the "Company") is a leading provider of business communications solutions and marketing support services, supplying enhanced value to business-critical information in all phases of communications between businesses and their customers. Employing a wide range of business applications in customer communications, marketing and document management, Vestcom provides its clients with technological expertise in the preparation and delivery of vital business information. Vestcom employs approximately 1,000 individuals and serves customers from 26 production facilities throughout the United States and Canada.

           Vestcom was founded in September 1996. Concurrently with the consummation of Vestcom's initial public offering (the "IPO") on August 4, 1997, Vestcom acquired seven companies in the document services industry (the "Founding Companies"). Since the IPO, Vestcom has expanded its operations through internal growth and by acquiring eight additional operating companies. The companies acquired by Vestcom since the IPO, along with the Founding Companies, are referred to herein as the "Operating Companies." Prior to the IPO, Vestcom did not conduct any operations. Unless otherwise indicated, all references to Vestcom's business prior to the IPO refer to the businesses of the Founding Companies as they were conducted on an independent basis.

           Vestcom maintains a website at vestcomintl.com.

1999 Initiatives

           During 1999, Vestcom implemented several long-term, strategic initiatives to enhance shareholder value. These initiatives are focused on streamlining, consolidating and integrating the Company's operations, improving efficiencies, increasing capacity and expanding new service offerings, such as the Company's Internet services, to position Vestcom for enhanced profitability, growth and success. The results of these initiatives have begun to be realized in the Company's financial performance.

           Some of the initiatives the Company has implemented, and the results it has achieved or expect to achieve, are as follows (unaudited):

           o Vestcom's revenues for the fourth quarter of 1999 increased to a record $35.1 million, a 15.9% increase over the fourth quarter of 1998, primarily as a result of internal growth.

           o Vestcom's gross profit increased by $2.2 million from the third quarter of 1999 to the fourth quarter of 1999, and by $0.3 million from the fourth quarter of 1998 to the fourth quarter of 1999.

           o Vestcom's "EBITDA" (earnings before interest, taxes, depreciation and amortization) for the fourth quarter of 1999 was $4.8 million (including a $700,000 restructuring credit), as compared to $3.8 million for the fourth quarter of 1998. Vestcom's EBITDA represents the Company's operating cash flow.

           o Vestcom reduced the number of its production facilities from 34 at the beginning of 1999 to 26 at the beginning of 2000.

              o The consolidation and integration of facilities is expected to generate increased efficiencies, quality and competitiveness, all of which, management believes, will translate into increased revenues, decreased costs and greater profitability.

              o Using fewer, but bigger, more modern and technologically advanced facilities should enable Vestcom to compete more effectively for larger, more profitable projects from new and existing regional and national accounts, and also improve the Company's efficiency, turn-around time and capacity.

              o As part of Vestcom's restructuring program, redundant personnel were eliminated, which should reduce the Company's costs and increase profitability, without sacrificing revenues.

              o An example of Vestcom's facility integration is the consolidation of seven of the Company's operations in the Mid-Atlantic region into two significantly larger, more streamlined locations.

           o Vestcom improved the quality of its sales force by recruiting and hiring experienced sales professionals, providing cross-training on all of the Company's service offerings and integrating the sales force by vertical markets.

           o  In 1999, Vestcom expanded its Internet capabilities:

              o The Company is beginning to see the conversion of existing and new customers into its Internet suite of products.

              o Vestcom's Internet service offerings expand the Company's range of document management and delivery services to include Internet-based solutions, such as electronic bill presentment and payment, that provide streamlined customer communications and an efficient, secure distribution of business critical documents.

              o Vestcom's web-based fulfillment services provide customers with the ability to order products and marketing materials via the Internet.

           o In 1999, Vestcom adopted a shareholder protection plan to protect shareholder value.

              o Vestcom's Board carefully considered adopting its shareholder protection plan. Over 2,500 public companies have shareholder protection plans which, like Vestcom's plan, are designed to encourage a potential acquirer to negotiate with the board of directors. A board of directors, such as Vestcom's Board, has a fiduciary duty to maximize shareholder value for all shareholders. The Board reviewed current, widely accepted empirical studies which clearly show that companies with such plans receive a significantly greater takeover premium than companies without them. This potential for increased shareholder value was one of the compelling reasons that Vestcom's Board considered in adopting the plan.

           o Vestcom has retained CIBC World Markets ("CIBC") as its financial advisor to assist the Board in its continuing review of strategic alternatives to enhance shareholder value for all shareholders.

Vestcom's Expertise Enables it to Provide Value-Added Services to Customers

           Vestcom's knowledge of the industry, technological expertise, resources and operating efficiencies enable it to provide a broad range of services from multiple locations at a competitive cost. The Operating Companies provide a number of value-added services to customers, including the creation, management and distribution of business critical documents such as statements, invoices and confirms, and the management, production, warehousing, kitting and distribution of literature and products in support of marketing initiatives. For example, in the financial services industry, Vestcom provides added value by producing statements, invoices and confirms in a cost-effective, timely manner, with enhanced graphics, and by also providing customers with database services where requested. As an additional example, in the retail industry, Vestcom works with its customers to create, manage and distribute product pricing and merchandising support materials. Vestcom not only produces pricing labels and point-of purchase displays, but also provides its customers with value-added services such as the production and distribution of frequent shopper and personalized ID cards, price books, database services, equipment and supplies for onsite production of product pricing materials and other merchandising support needs. As a marketing support service, Vestcom's web-based fulfillment capabilities integrate the power of the Internet with brick and mortar traditional fulfillment capabilities to strengthen its clients' relationships with their customers. Vestcom provides enhanced value by enabling its customers to provide highly customized kits and personalized information to their customers and prospects.

           Vestcom provides services to customers in a broad range of industries. In addition to the financial services and retail industries, Vestcom provides services to customers in the pharmaceutical, telecommunications, utilities, travel and leisure and software industries. Vestcom provides its customers with solutions to meet their business critical document and information requirements. Vestcom's services enable customers to:

           o Obtain customized business critical documents to meet their specific needs

              Vestcom believes that one of its key competitive advantages is its significant data processing and programming capabilities. Vestcom's technical staff designs and implements the software and systems to produce customized business critical documents for customers. These documents not only communicate business critical data, but may also provide personalized and focused marketing messages and may be supplemented through selective insertion of marketing materials. Vestcom's capabilities provide customers with the flexibility to produce small or large volumes of business critical documents with the same high quality, while permitting each document to contain customized or individualized information. Vestcom produces documents for most of its customers on a daily, weekly, monthly, or quarterly basis.

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

           o  Build and sustain strong relationships with their customers

              Vestcom's direct marketing services assist customers in building and sustaining strong and profitable relationships with their customers. Vestcom's capabilities enable its customers to deliver the right message at the right time for maximum impact. Vestcom supports a broad range of direct marketing functions from creative development to sophisticated database management and timely distribution processes. Whether to increase customer brand awareness, or introduce new offers, products or services, Vestcom's capabilities offer clients multiple opportunities to capitalize on the business potential of database-driven customer communications.

           o  Reduce production turnaround time and equipment downtime

              Vestcom's advanced computer network shifts production to various locations, thereby increasing efficiency, productivity, cost effectiveness and timely delivery. Vestcom reduces turnaround time and downtime through its:

              o  direct customer data links, which speed processing time;

              o distributed processing, by which Vestcom increases equipment utilization and distributes data received from customers to geographically dispersed production and distribution centers, enabling customers to improve delivery time; and

              o internal equipment redundancy and multi-site production capabilities, which provide backup protection for equipment failure.

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

              o retain the flexibility to change the equipment and technologies that Vestcom utilizes to produce their work; and

              o select from among a variety of medium, such as paper, electronic formatting via the Internet and compact disc, for the production of their documents.

              Examples of these new technologies and service offerings include:

                 o Vestcom's database management services, which assist customers in designing, implementing and determining the effectiveness of direct marketing programs; and

                 o Vestcom's Internet suite of products, which provide customers with the option of:

                    o  Offering electronic bill presentment and payment;

                    o  Providing electronic document delivery; and

                    o Ordering products and marketing materials via the Internet.

Industry Overview

           The business of creating, managing and distributing business critical documents and providing direct marketing support services is highly fragmented and is characterized by many small companies, which typically serve local markets and provide a narrow range of services, and by numerous in-house operations and several national service providers, some of whom serve specialized market niches. As a result of the increased complexity and volume of business critical documents and the increased costs of producing these documents in-house, a growing number of companies have looked to outsourcing as an alternative to creating, managing and distributing business critical documents in-house. Vestcom believes that many companies offering outsourcing services comparable to Vestcom's services:

           o are unable to meet the needs of large and/or geographically dispersed clients;.

           o do not invest sufficiently in rapidly changing technologies, such as the Internet; and

           o  have insufficient capital for expansion.

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

           o government regulations that require the reporting and retention of, and access to, a broad range of information; and

           o  new technologies, such as the Internet.

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

Achieve Enhanced Operating Efficiency and Promote Name Recognition Through Integration

           Vestcom believes that by integrating its business units it can improve both its national and local marketing opportunities and increase resource utilization. During 1999, the Company substantially completed its integration and consolidation program. Vestcom reduced the number of its production facilities from 34 at the beginning of 1999 to 26 at the beginning of 2000 and eliminated redundant personnel. Vestcom believes that using fewer, but bigger, more modern and technologically advanced facilities should enable it to compete more effectively for larger, more profitable projects from new and existing regional and national accounts, and also improve its efficiency, turn-around time and capacity.

           As part of the integration process and to enhance its market recognition or branding, Vestcom operates through seven operating units that are primarily organized geographically. These units include: Vestcom Mid-Atlantic, Vestcom Retail Solutions Group, Vestcom New England, Vestcom Canada, Vestcom Northwest, Vestcom Midwest and Vestcom Internet Solutions Group. Each business unit has its own document processing equipment, sales professionals and administrative support responsible for sales made within, or cross-sold into, its region. Vestcom believes that this operating structure provides the Company with a competitive advantage as it allows its business units to respond quickly to customer needs and local market trends.

           The companies comprising the geographical operating units serve multiple markets and may serve customers outside of their respective regions. Additionally, such units may share production resources and technical capabilities. The companies comprising the market focused operating units have a coordinated sales force and product-specific expertise. The Retail Solutions Group provides both vinyl and laminated paper retail shelf labels, laser printed price books, customer communications material and database and other services for the retail industry. The Internet Solutions Group provides customers with Internet-based solutions such as electronic bill presentment and payment, electronic document delivery and web-based fulfillment services.

           Vestcom intends to continue its program to integrate its operating units. Vestcom believes that this integration will continue to improve cost-effectiveness and brand recognition by:

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

Increase Sales Emphasis on Larger Opportunities

           Vestcom intends to capitalize on its available capacity by aggressively marketing through its integrated sales force. The Company intends to focus its sales and marketing efforts on large, multi-year projects, rather than smaller, lower margin contracts.

Capitalize on Cross-Selling Opportunities

           Vestcom has initiated cross-selling efforts and intends to further capitalize on the expertise of the various Operating Companies to expand the range of services provided to existing customers as well as to broaden Vestcom's customer base. As examples, Vestcom believes that its direct marketing and database services could be marketed to certain customers for whom Vestcom presently produces business critical documents, and its fulfillment services could be marketed to certain customers for whom Vestcom presently provides laser printing and document distribution services. Vestcom further believes that technologies shared among the Operating Companies, such as the ability to electronically distribute data received from customers to geographically dispersed locations, will increase Vestcom's cross-selling opportunities. In addition, certain of the Operating Companies have expertise in particular industries and with specific types of customers, such as financial institutions, retail chains and telecommunications companies. Vestcom believes that this expertise will enhance its ability to obtain and service customers.

New Products and Services

           Vestcom intends to supplement the selling efforts of its operating units by corporate-sponsored internal product development, acquisition of new products and services and sales and marketing efforts.

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

           For a discussion of certain risks associated with Vestcom's internal growth strategy, see "Risk Factors - There Are Various Risks Related to Integrating Vestcom's Operating Companies", " - Vestcom May Not Be Able to Successfully Manage Its Growth" and "- Vestcom May Not Be Able to Sustain Internal Growth".

           Acquisition Strategy:

           Concurrently with the consummation of its IPO, Vestcom acquired the Founding Companies. Since the IPO, Vestcom has expanded its operations through internal growth and by acquiring eight additional Operating Companies. Vestcom plans to continue to take advantage of the fragmentation in the document management and direct marketing industries by making strategic acquisitions. Through selective acquisitions, the Company will seek to serve new geographic markets, expand its presence in its existing markets and/or add complementary services.

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

           Vestcom's initial focus will be on "tuck-in" acquisitions involving companies whose businesses could be merged into the Company's existing operations without creating additional fixed costs. Vestcom believes that it can increase market share through tuck-ins by adding additional customers and leveraging operational efficiencies through the sharing of capacities and capabilities and the elimination of duplicate overhead.

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

Services

           Vestcom provides a variety of services for its customers based on their specific needs for business critical documents and marketing support services. These services include the following:

Production and Distribution Services

           Production and Distribution of Time-Sensitive Business Critical Documents

           Vestcom's print and mail operations provide data processing, laser printing, variable and selective insertion, presorted mailing and distribution of time-sensitive documents. Vestcom converts electronic data received from its customers into informative, accurate and customized business critical documents such as brokerage statements, transaction confirms, bank statements, invoices, pension reports, credit union statements and management reports (including sales reports, financial and accounting reports and inventory reports). Vestcom processes its customer's data through specialized systems and software generally developed by or licensed to Vestcom. The Company's production operations also provide intelligent insertion of supplementary marketing material into envelopes, selective distribution, quality control and cost-effective and expedited postal delivery.

           Vestcom's data processing capabilities enable the Company to create personalized and focused business critical documents, which may include selective marketing messages, specialized graphics and highlight color. Vestcom's capabilities also enable it to image small or large volumes of documents with the same high quality, while permitting each document to contain customized or individualized information. Vestcom also has the ability to receive data from customers in a central location and electronically distribute this data to geographically dispersed production and distribution centers, improving delivery time to customers. Vestcom produces documents for most of its customers on a regular basis, either daily, weekly, monthly or quarterly.

           Vestcom offers its customers a variety of medium for the production and distribution of business critical documents, including paper, electronic formatting via the Internet, compact disc, microfiche, and microfilm. Vestcom offers electronic document delivery and electronic bill payment and presentment via the Internet which speeds delivery time and enables end users to view their information in electronic format. Compact disc is primarily used for rapid access to information and in situations where the user needs to manipulate the data easily. Microfiche and microfilm are used primarily for archiving and for other purposes which are not highly time-sensitive.

           Production and Distribution of Laser Printed Retail Shelf Labels and Other Retail Support Items

           Vestcom's Retail Solutions Group produces laser printed retail shelf labels on both vinyl and laminated paper, laser printed price books, customer communications material and database services for the retail industry. In addition, Vestcom produces and distributes point-of-purchase displays, frequent shopper and personalized ID cards and other merchandising support materials. For example, major grocery and drug-store chains rely on Vestcom to manage product pricing information. Promotions and price changes are transmitted weekly to Vestcom for the creation of point-of-purchase shelf labels, which are laser printed and ready for distribution to retail stores throughout North America generally within 24 hours of receipt of data. These labels typically display the product's price (including unit price), a bar-code for scanning and information about the product such as its size and weight. Vestcom utilizes high-speed laser printers and specialized finishing equipment to produce these labels. Vestcom provides rapid turnaround of labels to its customers' stores and distribution centers daily, weekly or as otherwise required to reflect changes in the information contained on the labels.

           Vestcom also produces identification cards for the health insurance industry, merchandise support products such as store signage and label clips, produce and meat labels, scale label blanks, and register tape for grocery and drugstore chains. The Company also sells laminating machines and a full range of consumable supplies, including blank vinyl label sheets to customers choosing to produce identification cards and retail price shelf labels in-house.

           The Company seeks to increase its share of the retail labeling market through increased penetration of existing customers and the introduction of new products. In 1999, the Company introduced new products such as Pop-O-Gram (in-store product advertising) and Plan A+ shelf strips (combining pricing and product shelf layout / Plan-O-Gram data for retail store chains) and plans to increase its marketing of these products during 2000. These new products are intended to assist retail store operators with in-store merchandising and advertising.

           Fulfillment

           Vestcom provides fulfillment services whereby it warehouses clients' inventory of literature or products, receives and compiles orders and then distributes the materials to various locations based upon the customer order. Vestcom processes requests via business reply cards, fax ordering, inbound telemarketing and the Internet. Vestcom's inbound telemarketing service includes customer service representatives who take orders and provide information concerning inventory availability, anticipated delivery and the status of previously placed orders. Vestcom's services allow customers to seamlessly integrate their call center or website to Vestcom, enabling Vestcom to fill orders directly. Vestcom also produces customized computer reports which track the volume and frequency of shipments of materials to various locations.

           Vestcom's automated fulfillment process and its laser print capabilities allow the Company to store literature electronically, enabling the Company to personalize specific materials and print marketing materials and letters on demand. Vestcom can accommodate quick changes of new information and eliminate waste by limiting the amount of obsolete inventory.

           Vestcom's fulfillment operations use Oracle's Online Analytical Processing ("OLAP") technology, which enables Vestcom's clients to determine customer demand and optimize selling strategies. Vestcom's fully integrated web-based fulfillment interface works in tandem with the Company's other fulfillment services. A client's website is incorporated into Vestcom's materials ordering process which links the site activity to inventory and customer information databases. This allows Vestcom's clients, their customers and other users to view materials prior to ordering and to analyze data directly from their office PC to check on usage and inventory levels and adjust to current market demands. These links are achieved through standard web interfaces and browsers that do not require any additional hardware or software investment.

           Demand Publishing

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

Database Management

           Vestcom's database services include the creation and maintenance of customer databases for marketing purposes and the printing and distribution of direct marketing materials. The combination of database management with Vestcom's other capabilities enables the Company to provide its customers with value-added services, including creative marketing design and direct response marketing services. Vestcom is able to assist its customers by:

           o  identifying and targeting potential new customers;

           o developing and creating promotional marketing materials and direct mail marketing programs aimed at these customers;

           o  distributing the marketing materials; and

           o determining the effectiveness of direct marketing programs by performing database response analyses.

           Vestcom's strategy is to expand its database management services by cross-selling these services to its direct mail and fulfillment customers.

Internet Services

           Vestcom's Internet Solutions Group expands the Company's range of document management and delivery services to include Internet-based solutions such as electronic bill presentment and payment and web-based fulfillment services. Vestcom's automated information and technology infrastructure enables the Company to distribute bills or statements over the Internet.

           A biller's statement provides targeted marketing opportunities for that biller and third party advertisers. Just as paper-based bills received by consumers often contain marketing inserts and product offerings, the electronic bill provides for electronic bill inserts. Vestcom believes that the biller can achieve additional revenue by advertising other services on its electronic bill.

           Vestcom believes that an increasing number of communications service providers, utilities, financial services and other industries will require electronic statement presentment capabilities. Vestcom expects its Internet services to increase print and mail volume in the future as customers are typically demanding both electronic and printed statement presentment. Because of its existing volume, state-of-the-art processing systems and strong client relationships, the Company believes its is in a unique position as a one-stop, full-service supplier of either paper-based or electronically delivered statements.

Commingling, Intelligent Inserting and Mailing Services

           Vestcom provides cost-effective and rapid distribution of completed documents and is able to obtain postal discounts off the current U.S. first class single piece postage rate by commingling mail pieces. In addition, by electronically distributing data received from customers to geographically dispersed production and distribution centers, Vestcom enables customers to reduce distribution costs while improving delivery time.

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

Complete Document Management Outsourcing Services

           In addition to Vestcom's individualized applications for customers, the Company also targets customers desiring to outsource a significant portion of their laser printing and document distribution processes. Vestcom provides a turnkey service that encompasses document creation, management and distribution services to meet the customer's needs for business critical documents, which may also include mailing services. Vestcom will typically assume most of the responsibilities previously performed by the customer's in-house operations either on a facilities management basis or on an outsourced basis. Vestcom believes that outsourcing will often enable the customer to close its in-house document management center.

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

Sales and Marketing

           Vestcom's sales efforts are handled principally through its in-house direct sales staff of 52 sales professionals. Vestcom also employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects.

            In 1999, in connection with its consolidation and integration plan, Vestcom upgraded and trained its sales professionals. The sales development process included the hiring of a professional sales training organization to train its sales force on the Company's complete range of products and services. Each Vestcom business unit has aligned its sales force by vertical markets such as financial services, pharmaceutical services and retail services to provide the sale professionals with a greater understanding of the dynamics of a particular industry. This alignment assists the sales force in tailoring solutions to a particular client. In addition, Vestcom employs technical product managers who can help local sales professionals with local opportunities when an expert is needed, such as Internet services or database solutions.

           During 1999, Vestcom also refocused its sales and marketing effort by
(i) redesigning its sales training program to emphasize cross-selling the Company's Internet capability and other services, (ii) restructuring the compensation plan for sales professionals to encourage higher margin jobs and
(iii) encouraging on-site facility visits by clients and prospects.

           Vestcom's sales professionals and its customer service support staff interact extensively with the customer and Vestcom's operations staff to address specific customer needs. Local sales efforts are augmented by corporate supported participation in industry trade shows and conferences, articles and advertisements in trade journals and seminars sponsored by Vestcom for customers and prospective customers. Vestcom provides marketing support to its sales staff through the production and distribution of marketing materials, telemarketing and seminars.

Customers

           Vestcom provides services to customers in a broad range of industries, including the financial services, retail, pharmaceutical, telecommunications, utilities, health care, travel and leisure and software industries. No one customer presently accounts for over 5% of Vestcom's revenues.

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

Employees

           At December 31, 1999, Vestcom had approximately 980 full-time and 140 part-time employees. No employees of Vestcom are represented by a labor union. Vestcom considers its relations with its employees to be good.

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

Vestcom May Not Be Able to Sustain Internal Growth

A key element of Vestcom's strategy is to generate internal growth by capitalizing on cross-selling opportunities, generating new clients through aggressive marketing, focusing on larger opportunities and expanding its service offerings. Internal growth will depend upon factors including:

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

           Sustaining growth will also require continued access by Vestcom to capital, the successful cross-selling of products and services among the Operating Companies and the realization by Vestcom of economies of scale. Vestcom cannot be certain that its strategies will continue to generate internal growth or that it will be able to generate cash flow adequate for its operations and to support growth.

Vestcom Depends on Certain Technology

           Vestcom's success is dependent on its ability to acquire and utilize competitive production technologies on a more cost-effective basis than Vestcom's existing and potential customers can utilize them in-house. Vestcom's services could be rendered noncompetitive or obsolete by technological advances made by its current or potential production technology suppliers, some of whom may be competitors. In addition, Vestcom could make a significant investment in equipment or technology which quickly becomes obsolete. Vestcom cannot be certain that it will be able to obtain the rights to use any of these technologies, that it will be able to implement effectively these technologies on a cost-effective basis or that these technologies will not render noncompetitive or obsolete Vestcom's role as a consolidator and operator of document and information management and marketing support service businesses.

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

Vestcom Faces Risks Related to its Acquisition Strategy

Vestcom intends to expand its operations through the acquisition of additional businesses in the document and information management and marketing support services business. There can be no assurance that Vestcom will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into Vestcom without substantial costs, delays or other operational or financial difficulties. Further, acquisitions may involve a number of special risks, including:

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

The Price of Vestcom's Common Stock May Be Volatile

           In recent years the stock market has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic, industry specific and market conditions, may adversely affect the market price of Vestcom's Common Stock. Vestcom's quarterly results of operations may vary materially as a result of factors which include: the costs of integrating acquired companies, the gain or loss of material customers, changes in Vestcom's operating cost structure, variations in the prices charged for Vestcom's services and the timing and structure of Vestcom's acquisitions. Fluctuations in Vestcom's stock price may adversely affect Vestcom's business.

Shares of Common Stock Eligible for Future Sale May Affect Market Price

           A total of 4.4 million shares of Common Stock issued to the former holders of the Founding Companies at the time of the IPO and in connection with certain earnouts and to certain other investors are currently freely tradable, unless held by affiliates of Vestcom. In addition, the holders of 278,334 shares of Common Stock currently have the right to exercise registration rights with respect to these shares. Shares issued upon the exercise of stock options are also eligible for resale in the public market. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price of the Common Stock.

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

Vestcom's Business May Be Affected By Fluctuations in the Price of Supplies and other Costs or Alternative Technologies

           Prices for paper, equipment maintenance, delivery services and labor costs may increase from time to time in the future. Any significant increases in the prices of these materials and services that cannot be passed on to customers could have a material adverse effect on Vestcom's business, financial condition or results of operations. In addition, increases in the prices of supplies and other materials and services might cause some of Vestcom's customers to utilize alternative technologies in their respective businesses that do not involve the use of paper or the mail, such as the Internet. While Vestcom presently offers electronic distribution services via the Internet, there can be no assurance that these services will be accepted widely by Vestcom's customers, or that other technologies (whether now existing or developed in the future) may not in the future reduce or supplant the demand for Vestcom's services, which could in turn adversely affect Vestcom's business.

Effect of Certain Charter and Bylaw Provisions, Shareholder Rights Protection Plan and New Jersey Law

           The Board of Directors of Vestcom is empowered to issue common stock and preferred stock without shareholder action. The existence of this "blank-check" common stock and preferred stock could render more difficult or discourage an attempt to obtain control of Vestcom by means of a tender offer, merger, proxy contest or otherwise and may adversely affect the prevailing market price of Vestcom's Common Stock. In addition, the New Jersey Shareholders Protection Act prohibits certain persons from engaging in business combinations with Vestcom.

            In December 1999, Vestcom adopted a shareholder protection rights plan as part of its strategy of enhancing shareholder value. Vestcom's Board of Directors believed that the plan would provide it with the time it needed to complete its review of strategic alternatives to enhance shareholder value. The Board also believed that the plan would provide it with more negotiating leverage in seeking to obtain a full and fair price from any potential bidder. Although the Board considered that the shareholder protection plan might deter an acquisition proposal or tender offer for the Company's common stock that might otherwise be forthcoming, the Board believed that the advantages of the plan far outweighed the disadvantages.

           The Board also adopted several bylaw amendments in December 1999 to protect shareholder value. The Board amended the bylaws to (a) eliminate the right of 20% shareholders to call a special meeting of shareholders, (b) provide procedures that must be followed by shareholders who seek to have the Company's shareholders take corporate action by written consent and (c) provide advance notification procedures for shareholders who want to nominate persons for election to the Board or propose other business for consideration at a meeting of shareholders. Since the Board of Directors owes a fiduciary duty to all shareholders, while outside third parties who may seek to acquire the Company do not, the purpose of the amendments is to encourage these parties to negotiate with the Board and to establish clear procedures for parties to follow. While the bylaw amendments may limit the ability of a shareholder to call a special meeting, they do not eliminate that right, and shareholders still have a range of alternatives.

Item 2. Properties

           Vestcom currently has 29 facilities, aggregating approximately 856,000 square feet. These facilities are located in 17 states and in the Provinces of Quebec and Ontario, Canada. All of these facilities are leased and are used for operations, administrative and/or storage functions. Leases vary in term remaining from month-to-month to 14 years and in some cases, include options to extend the lease term.

Item 3. Legal Proceedings

           On December 17, 1999, Vestcom commenced an action in the United States District Court for the District of New Jersey against Mr. Harish K. Chopra and two entities controlled by him, TimeTrust, Inc. and R-Squared Limited. Vestcom alleged two claims: (i) the Schedule 13D filed by Mr. Chopra in November 1999 violated Section 13(d) of the Securities Exchange Act of 1934, as amended, because it failed to provide appropriate disclosures to shareholders, especially with respect to Mr. Chopra's intent to take control of the Company, oust current management, and install himself as Chief Executive Officer and Chairman of the Board; and (ii) Mr. Chopra had violated Section 14(a) of the Williams Act because he had solicited Vestcom shareholders without complying with the proxy solicitation rules. Vestcom contended that Mr. Chopra had violated these shareholder-protection provisions of the federal securities laws in order to advance his effort to take control of the Company.

           On December 27, 1999, Vestcom applied to the Court for a temporary restraining order barring defendants from any further contacts with Vestcom shareholders, barring defendants from any further violation of the federal securities laws, and compelling corrective disclosures to remedy the Section 13(d) and Section 14(a) violations. Two days later, on December 29, 1999, Mr. Chopra filed an amended Schedule 13D that provided most, though not all, of the disclosures which were omitted from the initial Schedule 13D. Mr. Chopra subsequently contended that this corrected disclosure resolved the Section 13(d) claim.

           The Court scheduled a hearing on Vestcom's application for a temporary restraining order for January 14, 2000. On January 6, 2000, Mr. Chopra filed a counterclaim challenging the enforceability of the Shareholder Rights Protection Agreement adopted by Vestcom's Board on December 16, 1999. Mr. Chopra also applied for temporary restraints against the enforcement of the Shareholder Rights Protection Agreement. Given Mr. Chopra's request for temporary restraints, the Court adjourned the hearing date to January 28, 2000, at which time the Court was to address both applications for temporary restraints. Vestcom opposed Mr. Chopra's request for restraints, as New Jersey corporate law specifically authorizes the adoption of shareholder protection agreements and many commentators have recognized the important protections that such agreements provide to shareholders against coercive and abusive takeover tactics. Several days later, Mr. Chopra abandoned and withdrew his request for temporary restraints against the Shareholder Rights Protection Agreement.

           Effective January 24, 2000, a new SEC rule altered the legal standards for the solicitation of shareholders prior to the filing of a proxy statement. Among other things, the new SEC rule permits parties soliciting a public company's shareholders, including the public company itself, to make certain prescribed solicitations to those shareholders prior to filing a proxy statement. This pre-filing solicitation was prohibited under prior law, except in certain limited circumstances. Mr. Chopra filed solicitation materials with the SEC on January 27, 2000 and on February 3, 2000 under this new rule. In view of this new rule and Mr. Chopra's filings, Vestcom withdrew its application for temporary restraints against Mr. Chopra.

           The Company continues to believe, based on conversations with several of its Board members and various other Vestcom shareholders, that prior to the effective date of the SEC's new rule Mr. Chopra illegally solicited Vestcom shareholders, although the Court has not made such a finding or determination to date. Vestcom continues to seek a remedy for Mr. Chopra's alleged violations of the federal securities laws, including (i) the invalidation of any proxies or consents obtained by Mr. Chopra and (ii) the dissemination of a corrective disclosure to all Vestcom shareholders.

           The litigation remains pending. On February 22, 2000, Mr. Chopra filed (i) a motion to dismiss Vestcom's claims and (ii) a motion for summary judgment in favor of his claims regarding the Shareholder Rights Protection Agreement. On March 13, 2000, Vestcom filed briefs and certifications in opposition to Mr. Chopra's motions to dismiss and for summary judgment. Vestcom intends to continue pursuing this litigation in order to assure that any contest for control of Vestcom is conducted in accordance with applicable law. Management cannot predict the outcome of this litigation.

           In March 2000, Mr. Chopra, Time Trust, Inc. and R-Squared Limited commenced a consent solicitation of Vestcom's shareholders. They are soliciting consents in favor of five separate proposals which are designed to replace five of Vestcom's seven duly elected directors with their slate of nominees. Vestcom's Board unanimously opposes the consent solicitation and is soliciting consent revocations from shareholders.

           In addition to the litigation described above, Vestcom is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the currently outstanding legal proceedings arising in the normal course of Vestcom's business will have a material adverse effect on Vestcom's business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

           During the fourth quarter of the year ended December 31, 1998, no matters were submitted to a vote of Vestcom's security holders.

Item 4A. Executive Officers of the Registrant

           Vestcom's executive officers are as follows:

Name                                     Age*                         Positions with Vestcom
----                                     ----                         ----------------------
Joel Cartun                               60                Chairman of the Board and Chief Executive Officer

Brendan Keating                           45                President and Chief Operating Officer

Michael D. Helfand                        40                Executive Vice President,  Chief Financial  Officer and
                                                            Treasurer

Sheryl Bernstein Cilenti                  31                Vice President, General Counsel and Secretary

-------------------
* Ages are as of March 1, 2000.

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

           Michael D. Helfand has served as Executive Vice President, Chief Financial Officer and Treasurer of Vestcom since October 1999. Prior to joining Vestcom, Mr. Helfand served as the Executive Vice President and Chief Financial Officer of World Color Press from February 1998 to December 1998. Prior to that, he served as Vice President and Assistant Controller of ABC, Inc. from October 1994 to February 1998.

           Sheryl Bernstein Cilenti has served as Vice President and General Counsel of Vestcom since October 1997 and as Secretary of Vestcom since November 1997. From September 1993 until joining Vestcom, Ms. Cilenti was an associate at Lowenstein Sandler PC in Roseland, New Jersey, where she practiced law primarily in the areas of mergers and acquisitions, securities and general corporate law.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

           Vestcom's Common Stock has traded on the Nasdaq National Market since July 30, 1997, under the symbol "VESC". The following table sets forth the range of high and low closing sales prices for the Common Stock on the Nasdaq National Market for the periods indicated:

                                              High                  Low
                                              ----                  ---
Year ended December 31, 1998:
           First quarter                      21.50                 6.50
           Second quarter                     11.75                 8.625
           Third quarter                      11.00                 6.063
           Fourth quarter                      9.00                 5.813

Year ended December 31, 1999:
           First quarter                       8.50                 4.750
           Second quarter                      6.438                3.50
           Third quarter                       4.688                2.625
           Fourth quarter                      3.875                2.688


           As of March 1, 2000, there were 80 holders of record of the Common Stock.

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

Item 6.       SELECTED FINANCIAL DATA

         Vestcom acquired the Founding Companies on August 4, 1997 concurrently with the consummation of the Company's IPO. Prior to the consummation of the IPO, Vestcom conducted no activities, other than those related to the IPO and the acquisition of the Founding Companies. For financial statement presentation purposes, Vestcom has been identified as the accounting acquirer. The following selected historical financial data of Vestcom as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited financial statements of Vestcom included elsewhere in this Annual Report on Form 10-K. The Statements of Operations Data included below reflect the operations of the acquired companies from the respective dates of their acquisition.

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)


                                                     Year Ended           Year Ended            Year Ended     Period from Inception
                                                     ----------           -----------          -----------      (September 19, 1996)
                                                  December 31, 1999    December 31, 1998    December 31, 1997   to December 31, 1996
                                                  -----------------    -----------------    -----------------  --------------------
Statement of Operations Data:

Revenues.......................................       $130,240             $108,676              $29,777               $     -

(Loss) Income from Operations..................         (1,383)               8,927                2,671                (1,633)

Net (Loss) Income - Basic......................       $ (2,333)            $  4,627              $ 1,308               $(5,078)
Net (Loss) Income - Diluted....................       $ (2,333)            $  4,623              $ 1,249               $(5,078)
Net (Loss) Income per share - Basic............       $   (.26)            $    .52              $   .31               $     -
Net (Loss) Income per share - Diluted..........       $   (.26)            $    .52              $   .29               $     -

Additional Information
EBITDA                                                $  6,862             $ 15,228            $   4,681

                                                    December 31,          December 31,         December 31,
Balance Sheet Data:                                    1999                  1998                 1997
                                                       ----                  ----                 ----

Working capital                                       $  7,864             $  3,745             $ 17,147
Total assets                                          $159,380             $142,544             $114,346
Long term obligations                                 $ 34,144             $ 21,386             $ 10,802
Stockholders' equity                                  $ 89,799             $ 89,911             $ 83,028

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the financial condition and results of operations of Vestcom should be read in conjunction with Vestcom's Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Disclosures Regarding Forward Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage the Company's growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business document outsourcing industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

         Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of Vestcom's initial public offering (the "IPO") on August 4, 1997, Vestcom acquired seven companies that create, manage and distribute business critical documents (the "Founding Companies") each of which had been operating as a separate independent entity. For accounting purposes, the acquisitions of the Founding Companies were deemed to be made August 1, 1997, using purchase accounting, with Vestcom as the acquirer. Since the IPO, Vestcom has acquired eight additional companies that create, manage and distribute business critical documents (collectively with the Founding Companies referred to herein as "Acquired Companies").

         The Acquired Companies were managed prior to their acquisition as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations for the U.S. Acquired Companies), which have influenced, among other things, the Acquired Companies historical levels of owners' compensation. In connection with the acquisition of certain of the Acquired Companies, these owners and certain key employees agreed to certain reductions in their compensation which commenced as of the date of acquisition.

         As of February 12, 1999, the Company acquired substantially all of the assets of Conversion Printing Systems, Inc. ("CPS"). For the twelve months ended December 31, 1998, CPS' revenues were approximately $8 million, of which approximately sixty percent were derived from sales to Vestcom operating units.

         Vestcom's Consolidated Balance Sheet as of December 31, 1999 includes all of the Acquired Companies. The results of operations and statement of cash flows for the year ended December 31, 1999, include the results of Vestcom and all of the Acquired Companies acquired in 1997 and 1998 for the entire period, and the company acquired in 1999 from its date of acquisition.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 ($ in
000's)

         Revenues increased $21,565, or 19.8%, from $108,676 for the year ended December 31, 1998 to $130,240 for the year ended December 31, 1999. This increase was primarily attributable to the full year effect of 1998 acquisitions which accounted for approximately $14,429, or 13.3%, of such increase. The remainder of the increase, or approximately $7,136, was attributable to internal growth over 1998 revenues. This internal growth, of 6.6%, was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate accelerated in the fourth quarter of 1999 due to the Company's consolidation and integration plan.

         Vestcom's gross profit increased $2,856, or 7.2%, from $39,882 for the year ended December 31, 1998 to $42,738 for the year ended December 31, 1999. The increase in gross profit was primarily attributable to acquisitions which accounted for $5,423, or 13.6%, of such increase, offset by increased costs and duplicate expenses incurred as the Company consolidated its operation and excess capacity in its fulfillment operations. These costs caused gross margins to decrease from 36.7% in 1998 to 32.8% in 1999.

         Selling, general and administrative expenses increased $7,988, or 25.8%, from $30,955 for the year ended December 31, 1998 to $38,943 for the year ended December 31, 1999. As a percentage of revenues, selling general and administrative expenses increased from 28.5% in 1998 to 29.9% in 1999. The increase was attributable in part to acquisitions which accounted for approximately $2,450, or 7.9%, of such increase. The remaining increase in selling, general and administrative expense was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with increased corporate development programs. In addition, the Company incurred costs in connection with its efforts to integrate its Acquired Companies. These costs included redundant overhead and facility costs and other integration costs.

         In 1999, the Company recorded $5,178 of restructuring and other non-recurring charges. The Company's restructuring plan was comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. The restructuring charges include $2,786 of facility closure and consolidation costs and $1,250 related to the termination of employees. In addition, the Company incurred moving expenses of $1,142 related to the various relocations during the second and third quarters. The restructuring plan does not contemplate the Company eliminating any of its current products or services; the consolidations are designed to make the Company's existing businesses more efficient.

         Interest expense increased $1,473, or 185.1%, from $796 for the year ended December 31, 1998 to $2,269 for the year ended December 31, 1999. This increase was attributable to increased borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements and payments related to earnout agreements.

Year Ended December 31, 1998 Compared to Unaudited Pro Forma
Year Ended December 31, 1997 ($ in 000's)

         Vestcom, which conducted no operations prior to the consummation of the IPO other than in connection with the acquisitions of the Founding Companies and the financing activities, related thereto, including the IPO, had no revenues and limited corporate expenses in the first seven months of 1997. Therefore, Management's Discussion and Analysis based on actual results would compare twelve months of operating activity in 1998 to five months of operating activity in 1997. Accordingly, management believes that Management's Discussion and Analysis would only be meaningful based on a comparison of the audited Results of Operations of Vestcom for the year ended December 31, 1998 to the unaudited Pro Forma Results of Operations of Vestcom for the year ended December 31, 1997. The unaudited pro forma data gives effect to (i) the acquisitions of the Founding Companies and those companies acquired in 1997; and (ii) compensation and other adjustments for all transactions in 1997 as if the transactions had occurred on January 1, 1997.

         The following discussion of Pro Forma Results of Operations is not necessarily indicative of the results Vestcom would have obtained had all of these acquisitions actually then occurred or of Vestcom's actual or future results.

                                                         Actual       Unaudited Pro Forma
                                                       (Audited)     Results of Operations
                                                     (in thousands)     (in thousands)
                                                          1998                1997
                                                          ----                ----
Revenues                                                $108,676            $79,273
Gross profit                                            $ 39,882            $29,531
Selling, general & administrative expenses              $ 30,955            $18,984
Income from operations                                  $  8,927            $ 8,418

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

         Vestcom's gross profit increased $10,351, or 35.1%, from pro forma $29,531 for the year ended December 31, 1997 to $39,882 for the year ended December 31, 1998. This increase was primarily attributable to acquisitions which accounted for approximately $8,242 with the remaining increase relating to the increased volume of business. The gross profit margin decreased from 37.3% in 1997 to 36.7% in 1998 primarily due to the renegotiation of certain capital lease obligations with one of Vestcom's vendors which reclassified certain of the obligations from capital leases to operating leases. This transaction resulted in expense being moved from interest expense to cost of revenue thereby reducing the gross profit in 1998.

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

       At December 31, 1999, Vestcom had working capital of approximately $7,864 compared to $3,745 at December 31, 1998. The increase is primarily attributable to an increase in accounts receivable which reflects the increased sales activity. Net cash used in operating activities for the year ended December 31, 1999, was approximately $1,578 and was generated primarily from depreciation and amortization charges offset by increases in accounts receivable. Net cash used in investing activities for the year ended December 31, 1999, was approximately $17,436 which consisted primarily of $1,774 of cash used for acquisitions and approximately $15,691 used for the purchase of property and equipment. Net cash provided by financing activities for the year ended December 31, 1999, was approximately $16,110 which included approximately $14,004 from net borrowings and $2,107 from the issuance of Common Stock to former stockholders of certain of the Acquired Companies in connection with earnout provisions.

       On August 13, 1997, the Company and Summit Bank entered into an Equipment Facility and Revolving Credit Agreement in the amount of $30,000 (the "Credit Facility"). On November 5, 1999, the Company and Summit Bank entered into the Fourth Amendment to the Credit Facility which among other things, extends the term of the Credit Facility through January 1, 2002. On December 31, 1999, approximately $22,324 was outstanding and $6,320 remained available under the Credit Facility.

       Vestcom incurs postage costs on behalf of customers of approximately $4,000 to $6,000 each month. Vestcom seeks to collect such postage costs from its customers in advance. At December 31, 1999, Vestcom had postage advances from customers in the amount of approximately $5,285 and had prepaid postage and postage receivables of approximately $4,813. To the extent Vestcom is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

       Capital expenditures of approximately $15,691 for property and equipment, leasehold improvements and technology were made in 1999. These investments, which were financed primarily by borrowings and vendor financing, relate to the facility consolidations of certain of the Acquired Companies and the purchase of supplemental production equipment to meet customer demands for business critical documents. There are anticipated requirements for future capital expenditures in 2000, relating primarily to technology and the anticipated production equipment needs of the business. At this time, these expenditures are estimated to be approximately $10,000. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The preceding sentence constitutes a forward looking statement.

Impact of the Year 2000 Issue

       Vestcom has not experienced any significant problems associated with year 2000 issues to date. Similarly, to management's knowledge, Vestcom's suppliers, vendors and other third parties with whom Vestcom conducts business have not experienced material year 2000 problems to date. However, the Company will continue to monitor its systems throughout the first quarter of the year 2000. Expenditures incurred by Vestcom to evaluate, test, repair and replace equipment were approximately $1,100.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Vestcom's major "market risk" exposure is the effect of changing interest rates. Vestcom manages its interest expenses by using a combination of fixed and variable rate debt. At December 31, 1999, Vestcom's debt consisted of approximately $13,005 of fixed-rate debt with a weighted average interest rate of 8.4% and $19,923 of variable-rate debt, which consisted of a LIBOR sixty-day loan entered into on December 30, 1999 for $16,000 at 7.4% and $3,923 of other variable rate debt with a weighted average interest rate of 7.1%. The amount of variable-rate debt fluctuates during the year based on Vestcom's cash requirements; maximum borrowings at any quarter end during 1999 were $22,560. If interest rates on such variable debt were to increase by 200 basis points, the net impact on Vestcom's results of operations and cash flows would be immaterial.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                              Page

Report of Independent Public Accountants                                    F-1
Vestcom International, Inc. and Subsidiaries
       Consolidated Balance Sheets at December 31, 1999 and 1998            F-2
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Operations for the years ended
       December 31, 1999, 1998 and 1997                                     F-3
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997                 F-4
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows for the
       years ended December 31, 1999, 1998 and 1997                         F-5
Vestcom International, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements                           F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vestcom International, Inc.

We have audited the accompanying consolidated balance sheets of Vestcom International, Inc. (a New Jersey corporation) and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestcom International, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 22, 2000

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

ASSETS                                                                        1999                1998
                                                                              ----                ----
CURRENT ASSETS
Cash                                                                      $  1,458,613        $  4,248,451
Accounts receivable, net of allowance for
    doubtful accounts of $1,521,924 and $1,123,581 in 1999 and
    1998, respectively                                                      27,228,690          21,190,379
Supplies inventory                                                           5,369,750           4,476,122
Income Taxes Receivable                                                      2,287,582                   -
Prepaid expenses and other current assets                                    6,956,375           5,076,807
                                                                          ------------        ------------
                           Total current assets                             43,301,010          34,991,759

PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization                               37,518,273          27,576,892

GOODWILL, net                                                               77,894,965          79,192,856

OTHER ASSETS                                                                   665,345             782,729
                                                                          ------------        ------------

                           Total assets                                   $159,379,593        $142,544,236
                                                                          ============        ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

LIABILITIES & STOCKHOLDERS' EQUITY                                                     1999           1998
                                                                                       ----           ----
CURRENT LIABILITIES
Current portion of long term debt                                                  $  2,573,729   $    642,307
Current portion of capital lease obligations                                          2,847,647      1,689,238
Accounts payable                                                                     15,067,563     10,761,607
Accrued expenses                                                                     13,372,619     17,272,370
Income taxes payable                                                                          -        433,874
Other current liabilities                                                             1,575,385        447,155
                                                                                   ------------   ------------

                  Total current liabilities                                          35,436,943     31,246,551

LONG-TERM DEBT                                                                       21,950,879     12,847,319

CAPITAL LEASE OBLIGATIONS                                                             5,555,643      3,745,435

DEFERRED CHARGES & OTHER LIABILITIES                                                    549,344        457,693

DEFERRED INCOME TAXES                                                                 6,088,235      4,335,898
                                                                                   ------------   ------------

                  Total liabilities                                                  69,581,044     52,632,896
STOCKHOLDERS' EQUITY:
Preferred Stock:
  Class B, 1 share authorized, issued and outstanding at
     December 31, 1999 and December 31, 1998                                         2,651,867       2,651,867
  Class C convertible -0- shares, issued and outstanding at
     December 31, 1999 and 100 Shares authorized, issued and
     outstanding at December 31, 1998                                                        -              -
Common Stock, no par value; 20,000,000 shares authorized:
     9,056,806 shares issued and outstanding at December 31, 1999;
     8,788,590 shares issued and outstanding at December 31, 1998                   88,888,863     86,782,015
(Accumulated deficit) Retained earnings                                             (1,475,638)       857,367
Accumulated Other Comprehensive Loss                                                  (266,543)      (379,909)
                                                                                   ------------   ------------

                  Total stockholders' equity                                         89,798,549     89,911,340
                                                                                   ------------   ------------

                  Total liabilities & stockholders' equity                         $159,379,593   $142,544,236
                                                                                   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    1999            1998              1997
                                                                    ----            ----              ----
REVENUES                                                        $130,240,331    $108,675,572      $29,777,283
COST OF REVENUES                                                  87,502,261      68,793,382       18,317,401
                                                                ------------    ------------      -----------
          Gross Profit                                            42,738,070      39,882,190       11,459,882
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                        38,942,640      30,955,177        8,789,000
RESTRUCTURING CHARGE AND OTHER NON-RECURRING CHARGES              (5,178,473)              -                -
                                                                ------------    ------------      -----------
         (Loss) income from operations                            (1,383,043)      8,927,013        2,670,882
                                                                ------------    ------------      -----------

OTHER INCOME (EXPENSE)
         Interest Expense                                         (2,269,200)       (796,251)        (660,607)
         Other Income                                                214,059         243,432          603,685
                                                                ------------    ------------      -----------
                                                                  (2,055,141)       (552,819)         (56,922)
         (Loss) income before (benefit) provision for
            income taxes                                          (3,438,184)      8,374,194        2,613,960
(BENEFIT) PROVISION FOR INCOME TAXES                              (1,105,179)      3,746,773        1,306,055
                                                                ------------    ------------      -----------

          Net (loss) income                                     $ (2,333,005)   $  4,627,421      $ 1,307,905
                                                                ============    ============      ===========

Net (loss) income per share-basic                               $      (0.26)   $       0.52      $      0.31
                                                                ============    ============      ===========

Net (loss) income per share - diluted                           $      (0.26)   $       0.52      $      0.29
                                                                ============    ============      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   Common Stock                Preferred Stock         Subscriptions
                                             Shares           Amount         Shares       Amount         Receivable
                                             ------           ------         ------       ------         ----------
Balance At December 31, 1996               1,295,192        $ 5,481,501         -      $        -       $(279,082)
                                           =========        ===========      ====      ==========       =========
Shares Returned                             (170,856)        (1,363,745)        -               -               -
Shares Returned                              (54,656)          (436,255)        -               -               -
Initial Public Offering Net of
  Underwriting Discounts                   4,427,500         53,528,475         -               -               -
Issuance of Stock to Founding
  Companies, Net of Discount               2,852,111         24,555,061       301       2,651,867               -
Payment of Subscriptions
  Receivable                                       -                  -         -               -         279,082
Issuance of Common Stock in
  Connection with Acquisitions, Net
  of Discount                                134,520          2,464,560         -              -                -
Translation Adjustment                             -                  -         -               -               -
Net Income                                         -                  -         -               -               -
    Total Comprehensive Income                     -                  -         -               -               -
                                           ---------        -----------      ----      ----------       ---------
Balance at December 31, 1997               8,483,811         84,229,597       301       2,651,867               -
                                           =========        ===========      ====      ==========       =========
Issuance of Common Stock in
  Connection with Earnouts                   304,779          2,552,418      (200)              -               -
Translation Adjustment                             -                  -         -               -               -
Net Income                                         -                  -         -               -               -
    Total Comprehensive Income                     -                  -         -               -               -
                                           ---------        -----------      ----      ----------       ---------
Balance At December 31, 1998               8,788,590        $86,782,015       101      $2,651,867      $        -
                                           =========        ===========      ====      ==========       =========
Issuance of Common Stock in
  Connection with Earnouts                   268,216          2,106,848      (100)              -               -
Translation Adjustment                             -                  -         -               -               -
Net Income                                         -                  -         -               -               -
    Total Comprehensive Income                     -                  -         -               -               -
                                           ---------        -----------      ----      ----------       ---------
Balance At December 31, 1999               9,056,806        $88,888,863         1      $2,651,867      $        -
                                           =========        ===========      ====      ==========       =========

                           [RESTUBED TABLE FOR ABOVE]

                                                  Retained         Accumulated
                                                  Earnings/           Other              Total           Compre-
                                                (Accumulated       Comprehensive      Stockholders'      hensive
                                                  Deficit)         Income (Loss)         Equity          (Loss)
                                                  --------        -------------          ------          ------
Balance At December 31, 1996                   $ (5,077,959)      $         -         $   124,460      $         -
                                               ============       ===========         ===========      ===========
Shares Returned                                           -                 -          (1,363,745)               -
Shares Returned                                           -                 -            (436,255)               -
Initial Public Offering Net of
  Underwriting Discounts                                  -                 -          53,528,475
Issuance of Stock to Founding
  Companies, Net of Discount                              -                 -          27,206,928
Payment of Subscriptions
  Receivable                                              -                 -             279,082
Issuance of Common Stock in
  Connection with Acquisitions, Net
  of Discount                                             -                 -           2,464,560
Translation Adjustment                                    -           (83,584)            (83,584)         (83,584)
Net Income                                        1,307,905                 -           1,307,905        1,307,905
                                                                                                       -----------
    Total Comprehensive Income                            -                 -                   -        1,224,321
                                               ------------         ---------         -----------      ===========
Balance at December 31, 1997                     (3,770,054)          (83,584)         83,027,826
                                               ============         =========         ===========
Issuance of Common Stock in
  Connection with Earnouts                                -                             2,552,418                -
Translation Adjustment                                    -          (296,325)           (296,325)        (296,325)
Net Income                                        4,627,421                 -           4,627,421        4,627,421
                                                                                                       -----------
    Total Comprehensive Income                            -                 -                   -      $ 4,331,096
                                               ------------         ---------         -----------      ===========
Balance At December 31, 1998                   $    857,367         $(379,909)        $89,911,340
                                               ============         =========         ===========
Issuance of Common Stock in
  Connection with Earnouts                                -                 -           2,106,848
Translation Adjustment                                    -           113,366             113,366          113,366
Net Income                                      (2,333,005)                 -          (2,333,005)      (2,333,005)
                                                                                                       -----------
    Total Comprehensive Income                            -                 -                   -      $(2,219,639)
                                               ------------         ---------         -----------      ===========
Balance At December 31, 1999                   $(1,475,638)         $(266,543)        $89,798,549
                                               ============         =========         ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CASH FLOWS FROM OPERATING ACTIVITIES:                                       1999                1998                 1997
                                                                            ----                ----                 ----
Net (loss) income                                                      $ (2,333,005)       $  4,627,421      $  1,307,905
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
         Depreciation and amortization                                    8,030,922           6,058,897         1,926,638
         Loss on disposal of equipment                                       45,798             176,796                 -
         Restructuring charges                                              628,669                   -                 -
Changes in operating assets (increase) decrease in-
         Accounts receivable                                             (5,253,475)         (2,408,887)       (1,271,591)
         Supplies inventory                                                (347,219)           (630,508)         (257,568)
         Prepaid expenses and other current assets                       (1,506,659)           (798,498)          942,222
         Other assets                                                       394,672             (93,408)         (277,160)
Changes in operating liabilities increase (decrease) in-
         Accounts payable                                                 3,060,134           4,065,253          (382,210)
         Accrued expenses                                                (4,425,315)          3,530,742         3,848,609
         Income taxes payable and other current liabilities              (1,873,390)         (1,188,715)          753,590
         Deferred charges & other liabilities                             2,000,919           1,925,181         1,681,842
                                                                       ------------        ------------      ------------

Net cash (used in) provided by operating activities                      (1,577,949)         15,264,274         8,272,277

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                   (15,691,264)        (11,604,831)       (2,130,356)
Proceeds from sale of assets                                                 29,825             161,225                 -
Acquisition of businesses, net of cash acquired                          (1,774,263)        (30,421,549)      (60,602,754)
Sale (purchase) of marketable securities                                          -           9,040,439        (9,040,439)
                                                                       ------------        ------------      ------------

Net cash used in investing activities                                 (17,435,702)        (32,824,716)      (71,773,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscriptions receivable                                            -                   -           279,082
Proceeds on borrowings                                                   44,119,444          30,963,889                 -
Payment of debt                                                         (30,115,845)        (19,957,536)      (10,892,500)
Issuances of common stock                                                 2,106,848           2,552,418        78,748,096
Issuances of preferred stock                                                      -                   -         2,651,867
                                                                       ------------        ------------      ------------

Net cash provided by financing activities                                16,110,447          13,558,771        70,786,545
Effects of exchange rates on cash balances                                  113,366            (296,325)          (83,584)
                                                                       ------------        ------------      ------------

NET (DECREASE) INCREASE IN CASH                                          (2,789,838)         (4,297,996)        7,201,689

CASH, beginning of period                                                 4,248,451           8,546,447         1,344,758
                                                                       ------------        ------------      ------------

CASH, end of period                                                    $  1,458,613        $  4,248,451      $  8,546,447
                                                                       ============        ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
Capital lease (restructured) obligation  incurred                         4,662,112          (4,054,104)       $1,155,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                    1,968,791             775,028           638,179
Cash paid for income taxes                                                  357,477           3,324,054           729,224


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

         Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), was formed in September 1996 to create an international document management service provider focusing on the creation, management and distribution of business critical documents. The Company's primary strategy is to remain a leading provider of business communications solutions and marketing support services, supplying enhanced value to business critical information in all phases of communications between businesses and their customers.

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

2. ACQUISITIONS:

         Concurrently with the consummation of the Company's initial public offering, it acquired seven companies in the document management services industry (collectively the "Founding Companies"). The aggregate consideration paid by the Company to acquire the Founding Companies was, subject to working capital adjustments, approximately $21.2 million in cash and 3,385,106 shares of Vestcom Common Stock, (including amounts and shares issued in connection with earnouts). These acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares issued simultaneously with the initial public offering was determined using an estimated fair value of $11.05 per share, which represents a discount of 15% from the initial public offering price of $13.00 due to restrictions on the sale and transferability of the shares issued. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares issued in connection with earnout payments made during 1998 and 1999 was determined using a discount factor of 15% from the then current market price at the date of the earnout determination due to restrictions on the sale and transferability of the shares issued. The acquisitions resulted in goodwill of approximately $56 million which is being amortized over 30 years, and is based on allocations of the purchase price to the net assets acquired.

         On November 14, 1997, the Company acquired substantially all of the assets of Rhode Island based New England Laser Printing, Inc. (now known as Vestcom Rhode Island, Inc.). On December 15, 1997, the Company acquired the stock of Moreau Promotional Services, Inc., (now known as Vestcom Ontario), an Ontario corporation located in Toronto, Canada. The aggregate price paid for these acquisitions was approximately $7,000,000 in cash and 134,520 unregistered shares of Vestcom Common Stock, the fair market value of which was based on a 15% discount from the fair market value due to length and type of restrictions in the purchase agreements. The estimated goodwill associated with these acquisitions aggregated approximately $9,300,000. The above acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the fair values at the date of acquisition.

         In January 1998, the Company acquired substantially all the assets of Creative Data Services and D.B. Acquisition, Inc. (doing business as Business Mail Express). In April 1998, the Company acquired substantially all the assets of Dee Cee Graphics, Inc. and in August 1998, the Company acquired substantially all the assets of Graphic Technology Systems, Inc. In October 1998, the Company acquired substantially all the assets of Manus Services Corporation.

         The aggregate price paid for these acquisitions including certain earnout payments in 1999 and note payments made in 2000, was approximately $18 million in cash plus the Company issued a note payable for $1,150,000 payable in March, 2001 bearing interest at 5% and an aggregate of 40,000 shares of Common Stock. The estimated goodwill associated with these acquisitions aggregated approximately $16.8 million. All the above acquisitions have been accounted for as purchases.

         As of February 12, 1999, the Company acquired substantially all of the assets of Conversion Printing Systems, Inc. ("CPS"). For the twelve months ended December 31, 1998, CPS' revenues were approximately $8 million, of which approximately sixty percent were derived from sales to Vestcom operating units. The acquisition of CPS was accounted for as a purchase. The estimated goodwill associated with this acquisition was approximately $1,600,000. The Founding Companies combined with all of the subsequent acquisitions are referred to herein as the "Acquired Companies".

         Set forth below is unaudited pro forma financial information for the twelve months ended December 31, 1998 and 1997. The unaudited pro forma data give effect to: (i) the acquisitions of the Founding Companies and all subsequent acquisitions in 1997 and 1998; and (ii) compensation and other adjustments for all transactions as if the transactions had occurred on January 1, 1998 and 1997, respectively. The acquisition of CPS in 1999 does not have a significant impact on pro forma financial information due to the fact that a majority of their revenues were derived from Vestcom prior to the acquisition. Therefore, 1999 pro forma financial information is not presented. This information is not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results:

                                                      Pro Forma               Pro Forma
                                                     Year Ended              Year Ended
                                                  December 31, 1998       December 31, 1997
                                                  -----------------       -----------------
                                              (Unaudited, in thousands, except per share data)
Revenues....................................           $118,453               $111,405
Income from operations......................           $  9,569               $  8,967
Net income..................................           $  5,030               $  4,734
Earnings per share:  basic..................           $    .56               $    .53
                       diluted..............           $    .56               $    .53

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

         Revenues are recognized when the services are rendered or products are delivered to the customer.

Income Taxes

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

Earnings per Share

         Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share:

                                                  For the Year Ended                 For the Year Ended
                                                  ------------------                 ------------------
                                                   December 31, 1999                  December 31, 1998
                                                   -----------------                  -----------------
                                                                   Per-Share                          Per-Share
Basic Earnings Per Share:                    (Loss)       Shares     Amount      Income      Shares     Amount
                                             ------       ------     ------      ------      ------     ------
Net (loss) income/weighted average
  shares outstanding                      $(2,333,005)   9,056,806   $(0.26)   $4,627,421   8,904,371   $0.52
                                          -----------    ---------   ------    ----------   ---------   -----
Diluted Earnings Per Share:
Net (loss) income/weighted average
  shares outstanding                      $(2,333,005)   9,056,806             $4,627,421   8,904,371
Goodwill adjustment on earnouts                                                $   (4,385)
Assumed earned shares by Acquired
  Companies                                                                                     66,245
Options                                                                                          3,887
                                          -----------    ---------   ------    ----------   ---------   -----
Net (loss) income/average weighted        $(2,333,005)   9,056,806   $(0.26)   $4,623,036   8,974,503   $0.52
                                          ===========    =========   ======    ==========   =========   =====

                           [RESTUBED FOR TABLE ABOVE]

                                                   For the Year Ended
                                                   ------------------
                                                    December 31, 1997
                                                    -----------------
                                                                      Per-Share
Basic Earnings Per Share:                      Income       Shares      Amount
                                               ------       ------      ------
Net (loss) income/weighted average
  shares outstanding                         $1,307,905    4,157,891     $0.31
                                             ----------    ---------     -----
Diluted Earnings Per Share:
Net (loss) income/weighted average
  shares outstanding                         $1,307,905    4,157,891
Goodwill adjustment on earnouts              $  (59,284)
Assumed earned shares by Acquired
  Companies                                                  149,383
Options                                                       34,092
                                             ----------    ---------     -----
Net (loss) income/average weighted           $1,248,621    4,341,366     $0.29
                                             ==========    =========     =====

         Options covering approximately 541,329, 126,164 and 18,294 shares of Common Stock were not included in computing diluted earnings per share in 1999, 1998 and 1997, respectively, because their effects were antidilutive. Included in this amount for 1999 were options covering 65,677 shares which were excluded due to the net loss for 1999.

Foreign Currency

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustment was $113,366, ($296,325) and ($83,584) for the years ended December 31, 1999, 1998 and 1997, respectively.

Comprehensive Income

         Comprehensive income includes foreign currency translation gains and (losses).

Goodwill

         Goodwill consists primarily of excess purchase price over net assets acquired, which is being amortized over its estimated useful life of 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. Accumulated amortization at December 31, 1999 and 1998 was $5,879,066 and $3,122,588 respectively.

Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are concentrated in North America, primarily in the financial, retail, telecommunications, pharmaceutical, health care, travel and leisure, publishing and software industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Fair Value of Financial Instruments

         Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt is discussed in Note 8.

New Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board adopted SFAS No. 137, which agreed to defer, for one year, the effective date for Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No.
133) which is now required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Reclassifications

         Certain prior year amounts have been reclassified in order to conform with the 1999 presentation.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

The activity in the allowance for doubtful accounts and notes receivable is as follows:

                                              Balance at                      Charged to        Write-offs
                                             Beginning of       Balance        Costs and         Net of         Balance at End of
                                                Period         Acquired        Expenses         Recoveries           Period
                                                ------         --------        --------         ----------           ------
Year Ended December 31, 1999
  Allowance for doubtful accounts             $1,123,581       $152,000        $725,401          $479,058          $1,521,924
Year Ended December 31, 1998
  Allowance for doubtful accounts             $  354.952       $625,413        $276,984          $133,768          $1,123,581
Year Ended December 31, 1997
  Allowance for doubtful accounts             $        -       $342,900        $ 16,000          $  3,948          $  354,952

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following at December
31:

                                                                      1999            1998
                                                                      ----            ----
Prepaid postage....................................................$2,445,019    $  2,613,644
Postage receivable................................................. 2,368,040         582,353
Net deferred tax asset.............................................   363,290               -
Other    .......................................................... 1,780,026       1,880,810
                                                                   ----------    ------------
                                                                   $6,956,375    $  5,076,807
                                                                   ==========    ============

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                                                    Estimated
                                                                                                   Useful Lives
                                                                     1999             1998           (Years)
                                                                     ----             ----           -------
Machinery, equipment and software................................  40,289,905      27,389,658          3-10
Furniture and fixtures...........................................   1,642,818         919,506            10
Leasehold improvements...........................................   4,224,571       3,770,685           2-7
                                                                 ------------    ------------
                                                                   46,157,294      32,079,849
Less - Accumulated depreciation
& amortization...................................................  (8,639,021)     (4,502,957)
                                                                 ------------    ------------
Property and equipment, net......................................$ 37,518,273    $ 27,576,892
                                                                 ============    ============

Leased equipment under capital leases (included above) consists of the following at December 31:

                                                                     1999            1998
                                                                     ----            ----
Equipment........................................................$ 11,607,509    $  6,941,155
Less - Accumulated amortization..................................  (2,511,754)     (1,383,697)
                                                                 ------------    ------------
                                                                 $  9,095,755    $  5,557,458
                                                                 ============    ============

         On January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain costs incurred in developing or obtaining internal use software be capitalized and amortized over the useful life of the software. Previously, the Company expensed most of these costs incurred. As of December 31, 1999, the Company capitalized $1,209,878 in software costs. These costs are amortized using the straight-line method over three years. Total amortization expense (included above) for the year ended December 31, 1999, was $201,646.

Depreciation and amortization expense on property and equipment charged to operations for the years ended December 31, 1999, 1998 and 1997 was $5,274,444, $3,624,950 and $1,237,997, respectively.

At December 31, 1999 minimum annual payments under capital leases are as follows:
2000.............................................................$3,558,464
2001............................................................. 2,807,639
2002............................................................. 1,868,715
2003.............................................................   911,730
2004 and thereafter..............................................   558,930
                                                                 ----------
Total minimum payments........................................... 9,705,478
Less interest.................................................... 1,302,188
                                                                 ----------
Net minimum lease payments....................................... 8,403,290
Less - current portion of capital lease obligations.............. 2,847,647
                                                                 ----------
Long-term portion of capital lease obligations...................$5,555,643
                                                                 ==========

         The interest rates on the capitalized leases range from 3.3% to 15% and are imputed based on the fair market value of the equipment at the inception of the lease.

7. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                                                      1999                 1998
                                                                      ----                 ----
Accrued payroll and payroll related expenses......................$ 2,377,399          $ 2,217,630
Accrued professional fees.........................................    749,242              387,501
Acquisition related liabilities...................................    205,345            5,593,047
Advanced postage..................................................  5,284,959            5,201,833
Other.............................................................. 4,755,674            3,872,359
                                                                  -----------          -----------
                                                                  $13,372,619          $17,272,370
                                                                   ==========          ===========

8. DEBT:

Long-term obligations

Long-term obligations consist of the following:

                                                            December 31, 1999     December 31, 1998
                                                            -----------------     -----------------
Revolving credit line (a)..............................        $19,923,020           $10,000,000

Notes payable to sellers of acquired companies
     with interest rates of 5% and final payment
     due March 31, 2001................................          1,912,500             1,150,000

Equipment loans payable to a bank at interest
     rates ranging from 6.53% to 7.70% with
     monthly payments and a final payment
     due June 2003 (a).................................          2,401,088             2,300,791

Notes payable to an equipment manufacturer at
     interest rates ranging from 1%-8.8% with final
     payment due December 2005 ........................            288,000                38,835
                                                               -----------           -----------
                                                                24,524,608            13,489,626
     Less current maturities...........................          2,573,729               642,307
                                                               -----------           -----------
                                                               $21,950,879           $12,847,319
                                                               ===========           ===========

         The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company believes that the stated values of the Company's debt instruments represent the estimated fair values.

Maturities of Long-Term Obligations

As of December 31, 1999, maturities of long-term obligations are as follows:

Years Ending December 31:
2000..........................................................$ 2,573,729
2001..........................................................$ 1,151,417
2002..........................................................$20,609,999
2003..........................................................$   115,937
2004 and thereafter...........................................$    73,526
                                                               ----------
Total.........................................................$24,524,608
                                                              ===========

         (a) On August 13, 1997, the Company and Summit Bank entered into the Equipment Facility and Revolving Credit Agreement in the amount of $30,000,000 (the "Credit Facility"). On November 5, 1999, the Company and Summit Bank entered into the Fourth Amendment to the Credit Facility which among other things, extends the term of the Credit Facility through January 1, 2002. The interest rate is based on certain financial performance ratios plus a rate equal to LIBOR or a Summit Bank alternate base rate which was 8.5% at December 31, 1999. The Credit Facility is subject to various covenant restrictions, the most restrictive of which requires tangible net worth to be a minimum of 10% of stated net worth. At December 31, 1999 there was approximately $2,401,088 outstanding related to equipment loans, $19,923,020 outstanding on the revolving credit line and approximately $6,320,402 remained available under this Credit Facility.

9. RESTRUCTURING AND OTHER NON RECURRING CHARGES:

         In 1999, the company recorded an aggregate restructuring charge of $5,178,000. The Company's restructuring plan was comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. The plan was aimed at reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge included (a) facility closure and consolidation costs of $2,786,000, which relate to estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities, and (b) personnel costs of $1,250,000 related to severance due to closing/relocating certain operating facilities. In addition, the Company incurred moving expenses of $1,142,000 related to various relocations during the second and third quarters of 1999. During the fourth quarter of 1999 the Company reversed $740,000 of previously provided restructuring reserves no longer required due to the revision of certain estimates. At December 31, 1999, the Company had approximately $1,643,000 of accrued restructuring costs, included in other current liabilities and other liabilities, on the balance sheet (including personnel costs of $422,000, and facility closure costs of $1,221,000). The Company will review the adequacy balances by the end of the second quarter of 2000.

10. STOCKHOLDERS' EQUITY:

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

         In July 1997, the Company filed an amendment to its Restated Certificate of Incorporation which created 200 shares of Class A Convertible Preferred Stock, one share of Class B Preferred Stock and 100 shares of Class C Convertible Preferred Stock, with each share having a liquidation value of $.10 per share. The Class A shares were issued to certain former shareholders of Electronic Imaging Services, Inc. and the Class C shares were issued to certain former shareholders of Image Printing Systems, Inc (now known as Vestcom Wisconsin, Inc.). The shares of Class A and Class C Convertible Preferred Stock were issued pursuant to the earnout provisions of the applicable acquisition agreements. The one share of Class B Preferred Stock was issued to selling shareholders of a Canadian Founding Company and is equal to 239,988 shares of Common Stock valued at $11.05 per share and has equal voting rights. In April 1998, in connection with a determination of the earnout for Electronic Imaging Services, all of the outstanding shares of Class A Convertible Preferred Stock were converted into shares of Common Stock. In March 1999, in connection with a determination of the earnout for Vestcom Wisconsin all of the Class C Shares were converted into shares of Common Stock.

         On August 4, 1997, Vestcom consummated its initial public offering of 3,850,000 shares of its Common Stock at a price of $13.00 per share. The Company's underwriters exercised in full an option to purchase an additional 577,500 shares of the Company's Common Stock at $13.00 per share to cover over allotments of the initial public offering.

         In April 1998, the Company issued 304,779 shares of Common Stock in connection with a determination of earnouts for two of the Founding Companies. In March 1999, the Company issued 228,216 shares of Common Stock in connection with a determination of earnouts for a Founding Company and 40,000 shares of Common Stock for an acquired company.

         In December 1999, the Company adopted a Shareholder Protection Rights Agreement (the "Rights Agreement") as part of its strategy of enhancing shareholder value. The Rights Agreement provides for one right to be attached to each share of Common Stock. The Rights are currently not exercisable or transferable apart from the Common Stock, and have no voting rights. Under certain circumstances, the rights will separate from the Common Stock, and will entitle the holder thereof to purchase, one one-hundredth of a share of participating preferred stock (the substantial equivalent of one share of Common Stock) for $27.00 (the exercise price).

         The rights become exercisable if a person or group (i) acquires ten percent or more of the Company's outstanding shares of Common Stock, or (ii) announces a tender offer which would increase the person's or group's beneficial ownership to ten percent or more of the Company's outstanding shares of Common Stock, subject to certain exceptions. After the events in clause (i) or (ii) occur, each right (other than those rights owned by the acquiring person or group, which become void) will entitle the holder to purchase Common Stock from the Company, having a market price equal to twice the exercise price for an amount equal to the then current exercise price. If the Company enters into a merger or other business combination, each exercisable right would entitle the holder to purchase Common Stock of the acquiring company having a market price of twice the exercise price, for an amount equal to the then current exercise price.

         In certain circumstances, the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the Company's Common Stock. The rights expire on December 29, 2009, and can be redeemed at $.01 per right at any time prior to becoming exercisable.

11. STOCK OPTION PLAN:

         In March 1997, the Company approved the 1997 Equity Compensation Program (the "Stock Option Plan") which provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees and consultants (including officers of the Acquired Companies). The number of shares authorized and reserved for issuance under the Plan is limited to the greater of 1,318,000 shares or 15 percent of the number of shares of Common Stock outstanding. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Board of Directors.

          The Stock Option Plan also provides for automatic option grants to directors who are not employed by Vestcom or its subsidiaries. Upon commencement of service, a non-employee director will receive a nonqualified option to purchase 10,000 shares of Common Stock, and continuing non-employee directors will receive an annual grant of options to purchase 5,000 shares of Common Stock, all at fair market value on the date of the grant. Options granted to non-employee directors become fully exercisable one year after the date of grant. Non-employee directors' options have a term of ten years from the date of grant.

         Upon consummation of the acquisitions and the IPO, options covering an aggregate of 286,150 shares of Common Stock were outstanding under the Stock Option Plan including (i) options to purchase 10,000 shares of common stock which were granted to each non-employee director, (ii) options to purchase 15,000 shares of common stock which were granted to a former director and employee of the Company, and (iii) options to purchase an additional 231,150 shares of Common Stock which were granted to employees of the Company and its subsidiaries. All of these options expire ten years after the date of grant (except for one grant of an option to purchase 15,000 shares of Common Stock, which will expire on January 2, 2001) and have an exercise price, subject to adjustment, equal to the initial public offering price of the Common Stock in the Offering. Such options will be exercisable annually in 25% increments beginning with the first anniversary of the date of grant, except for the options granted to non-employee directors which become fully exercisable one year after the date of grant. In October 1997 an additional 115,000 options were granted to officers of the Company. In November 1997, an additional 2,900 options were granted to employees.

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

         During 1999, options to purchase 401,200 shares of Common Stock, each with an exercise price equal to the fair market value of the Common Stock on the date of grant, were granted. All of these options expire ten years after the date of grant and are exercisable annually in 20% increments beginning with the first anniversary of the date of grant, except for options to purchase 25,000 shares of Common Stock granted to non-employee directors which become fully exercisable one year after date of grant.

                                                 Options Outstanding
                                                 -------------------
                                                          Options Outstanding
                                           Shares      Weighted Average Exercise
                                                             Price Per Share
Balance at Inception                            -                $    -
Granted                                   404,050                 14.61
Exercised                                       -                    -
                                        ---------                ------
Balance at December 31, 1997              404,050                $14.61
                                        =========                ======
Granted                                   252,800                  9.49
Cancelled                                (100,000)                21.63
Forfeited                                 (45,400)                11.60
Exercised                                       -                     -
                                        ---------                ------
Balance, December 31, 1998                511,450                $12.09
                                        =========                ======
Granted                                   401,200                  4.16
Forfeited                                (167,100)                10.49
Exercised                                       -                     -
                                        ---------                ------
Balance at December 31, 1999              745,550                $ 7.75
                                        =========                ======
Exercisable at December 31, 1999          196,726                $10.32
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

         The weighted average fair value of options granted in 1999 at market value was $2.02. The weighted average exercise price of options granted in 1999 at market value was $4.16.

         The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                   1999                 1998              1997
                                   ----                 ----              ----
Risk-Free Interest Rate            5.6%                 5.7%              6.5%
Expected Lives                     7-10 years           7-10 years      10 years
Expected Volatility                22.3%                32.8%             23.0%

The following table summarizes information about stock options outstanding at December 31, 1999:

                                Number of            Weighted
                                 Options             Average
                                Outstanding          Remaining      Weighted
                              at December 31,      Contractual       Average
Range of Exercise Price            1999            Life (years)   Exercise Price
-----------------------       ---------------      ------------   --------------
$2.88-$5.38                        362,500             9.45          $ 4.03
$7.38-$10.13                       197,200             8.59            9.12
$13.00-$18.88                      185,850             7.40           13.54
                                   -------             ----          ------
                                   745,550             8.71          $ 7.75
                                   =======             ====          ======

         Had compensation expense for all stock options granted in 1999, 1998 and 1997 been determined consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                             1999                1998           1997
                                                             ----                ----           ----
Net (Loss) Income:                As Reported                   $(2,333,005)         $4,627,421     $1,307,905
                                  Pro Forma                     $(3,152,081)         $3,928,865     $1,116,821
Net (Loss) Income Per Share:      As Reported - basic           $      (.26)         $      .52     $      .31
                                  Pro Forma - basic             $      (.35)         $      .44     $      .27
                                  As Reported - diluted         $      (.26)         $      .52     $      .29
                                  Pro Forma - diluted           $      (.35)         $      .44     $      .24

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

         Effective on January 1, 1998, the Company established a new defined contribution 401K plan and merged all of the U.S. companies' plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 15% of their annual salary. The Company makes matching contributions on behalf of the employees. The company offers no post-employment or post-retirement benefits. The expense incurred related to the 401K plan for the years ended December 31, 1999 and 1998 was $516,868 and $419,047, respectively.

13. INCOME TAXES:

The provision for federal and state income taxes consists of the following:

                        Year Ended                 Year Ended                 Year Ended
                        -----------                -----------                ----------
                     December 31, 1999          December 31, 1998          December 31, 1997
                     -----------------          -----------------          -----------------
     Federal            $(1,087,851)               $3,060,007                  $1,012,191
       State                (17,328)                  686,766                     293,864
                        -----------                ----------                  ----------
                        $(1,105,179)               $3,746,773                  $1,306,055
                        ============               ==========                  ==========

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate (34%) to income (loss) before income taxes result from the following:

                                       Year Ended                  Year Ended                 Year Ended
                                    December 31, 1999           December 31, 1998          December 31, 1997
                                    -----------------           -----------------          -----------------
Tax (benefit) at statutory rate      $(1,168,983)                 $2,847,226                  $  888,746
State income taxes                       (11,436)                    453,266                     193,950
Non deductible expenses
  (primarily goodwill)                   725,397                     723,079                           -
Other                                   (650,157)                   (276,798)                    223,359
                                     -----------                  ----------                  ----------
                                     $(1,105,179)                 $3,746,773                  $1,306,055
                                     ===========                  ==========                  ==========

         Deferred taxes result primarily from cash to accrual differences and differences in the reporting of depreciation, the allowance for doubtful accounts, goodwill and other non-deductible accruals.

The components of deferred income tax assets and liabilities, are as follows:

                                                           December 31,
                                                           ------------
Deferred tax assets                                    1999              1998
                                                       ----              ----
     Allowance for doubtful accounts                $  172,068        $  270,605
     Restructuring                                     657,774                 -
                                                    ----------        ----------
Total deferred tax assets                              829,842           270,605
Deferred tax liabilities
     Accumulated depreciation                        4,995,596         3,245,979
     Cash to accrual differences                       387,417           717,542
     Goodwill                                          506,430           208,058
     Other                                             665,344           494,444
                                                    ----------        ----------
Total deferred liabilities                           6,554,787         4,666,023
                                                    ----------        ----------
Net deferred liability                              $5,724,945        $4,395,418
                                                    ==========        ==========

         Included in other current assets at December 31, 1999 was $363,290, which represented the current portion of net deferred income tax assets. At December 31, 1998, $59,520 was included in other current liabilities which represented the current portion of net deferred income tax liabilities.

14. LEASE COMMITMENTS

         The Company and its subsidiaries lease various office buildings, machinery, equipment, and vehicles under operating leases expiring at various dates through 2004. Most of the real property leases have escalation clauses related to increases in real property taxes. The approximate future minimum lease payments under operating leases are as follows:
                                                                     Operating
Years Ending December 31                                              Leases
------------------------                                           -----------
2000...............................................................$ 6,073,000
2001...............................................................  5,126,000
2002...............................................................  4,177,000
2003...............................................................  3,609,000
2004 and thereafter................................................  4,210,000
                                                                   -----------
Total minimum lease payments.......................................$23,195,000
                                                                   ===========

         Rent expense for all operating leases for the twelve months ended December 31, 1999, 1998 and 1997 was approximately $6,265,000, $5,600,000 and
$1,436,000 respectively.

15. RELATED-PARTY TRANSACTIONS:

Leasing Transactions

         Joel Cartun, Vestcom's Chairman of the Board, has a fifty percent interest in the partnership which owns the property previously used by Vestcom and Vestcom Mid-Atlantic, Inc. ("VMA") in Lyndhurst, New Jersey. The partnership leases the property to VMA, pursuant to a lease which expires in 2001. VMA's related party rent expense for this property for the years ended December 31, 1999 and 1998 was $720,210 and $397,000, respectively, and for the period from August 1, 1997 to December 31, 1997 was $232,000 which the Company believes to be the fair market rental value of the property.

         Gary Marcello, a greater than five percent shareholder of Vestcom, owns interests ranging from seventy-five percent to one hundred percent in the partnerships which own the properties previously leased by VMA in Dover, New Jersey and previously leased in Scranton, Pennsylvania. VMA's related party rent expenses for these properties for the years ended December 31, 1999 and 1998 was $280,435 and $605,000, respectively, and for the period from August 1, 1997 through December 31, 1997 was $286,000. Pursuant to a written agreement with the owners, these lease obligations ceased in August 1999.

         Two officers of Image Printing Systems, Inc. (now known as Vestcom Wisconsin, Inc.) ("Vestcom Wisconsin"), own the property leased to and used by

Vestcom Wisconsin, in Milwaukee, Wisconsin. The lease will expire in 2002 subject to an option to renew the lease for an additional five years. Vestcom Wisconsin's related party rent expense for these properties for the years ended December 31, 1999 and 1998 was $236,800 and $222,000, respectively; and for the period from August 1, 1997 to December 31, 1997 was $94,000 inclusive of building operating costs. The rent payable by Vestcom Wisconsin under the lease is $225,000 per year, triple net, which the Company believes to be the fair market rental value of the property.

16. COMMITMENTS AND CONTINGENCIES:

Litigation

         On December 17, 1999, Vestcom commenced an action in the United States District Court for the District of New Jersey against Mr. Harish K. Chopra and two entities controlled by him, Time Trust, Inc. and R-Squared Limited (collectively, the "Chopra Group"). Vestcom alleged the Schedule 13D filed by the Chopra Group violated Section 13(d) of the Securities Exchange Act of 1934, as amended, and that the Chopra Group's solicitation activities violated the Williams Act. On January 6, 2000, the Chopra Group filed a counterclaim challenging the enforceability of the Shareholder Rights Protection Agreement adopted by the Company's Board of Directors on December 16, 1999. On February 22, 2000, the Chopra Group filed a motion to dismiss Vestcom's claims and for summary judgment on their counterclaims. The Company intends to continue pursuing this litigation, and cannot predict the outcome. However, management believes that this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

         In addition, the Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Contracts

         In August 1999, Vestcom entered into an agreement with CIBC World Markets for advisory services. Pursuant to that agreement, Vestcom is obligated to pay CIBC World Markets $25,000 each calendar quarter for such services. In 1999, Vestcom paid $25,000 to CIBC World Markets under this agreement. In December 1999, Vestcom entered into another agreement with CIBC World Markets pursuant to which the Company agreed to pay $25,000 for services rendered in connection with the Company's adoption of its shareholder protection rights plan. This amount will be paid in 2000. Richard D. White, a Director of Vestcom, is Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

Item 10. Directors of the Registrant

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11. Executive Compensation

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

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

                  (3) The following exhibits are incorporated by reference herein or filed with this Annual Report on Form 10-K.

Exhibit
Number                                     Description
------                                     -----------

2.1  --        Agreement and Plan of Reorganization, dated as of February 28,
               1997, by and among Vestcom International, Inc., Computer Output
               Acquisition Corp., Computer Output Systems, Inc. and the
               Stockholders named therein, is incorporated by reference to
               Exhibit 2.1 to Vestcom's Registration Statement on Form S-1 (no.
               333-23519).

2.2  --        Agreement and Plan of Reorganization, dated as of February 28,
               1997, by and among Vestcom International, Inc., Comvestrix
               Acquisition Corp., Comvestrix Corp. and the Stockholders named therein, is incorporated by reference to Exhibit 2.2 to Vestcom's
               Registration Statement on Form S-1 (no. 333-23519).

2.3  --        Agreement and Plan of Reorganization, dated as of February 28,
               1997, by and among Vestcom International, Inc., Electronic
               Imaging Acquisition Corp., Electronic Imaging Services, Inc. and the Stockholders named therein, is incorporated by reference to
               Exhibit 2.3 to Vestcom's Registration Statement on Form S-1 (no.
               333-23519).

2.4  --        Agreement and Plan of Reorganization, dated as of February 28,
               1997, by and among Vestcom International, Inc., Imaging Printing
               Acquisition Corp., Image Printing Systems, Inc. and the
               Stockholders named therein, is incorporated by reference to
               Exhibit 2.4 to Vestcom's Registration Statement on Form S-1 (no.
               333-23519).

2.5  --        Agreement and Plan of Reorganization, dated as of February 28,
               1997, by and among Vestcom International, Inc., Direct Mail
               Services Acquisition Corp., Quality Control Printing Acquisition
               Corp., First Class Presort Acquisition Corp., Morris County
               Direct Mail Services, Inc., Quality Control Printing, Inc., First
               Class Presort, Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.5 to Vestcom's
               Registration Statement on Form S-1 (no. 333-23519).

2.6  --        Agreement and Plan of Reorganization, dated as of February 28,
               1997, by and among Vestcom International, Inc., Mystic Graphic
               Acquisition Corp., Mystic Graphic Systems, Inc. and the
               Stockholders named therein, is incorporated by reference to
               Exhibit 2.6 to Vestcom's Registration Statement on Form S-1 (no.
               333-23519).

2.7  --        Share Purchase Agreement dated March 10, 1997 by and among
               Vestcom International, Inc., LIRPACO Acquisition Corp., LIRPACO
               Inc. and the Stockholders named therein, is incorporated by reference to Exhibit 2.7 to Vestcom's Registration Statement on
               Form S-1 (no. 333-23519).

2.8  --        Asset Purchase Agreement, dated as of January 20, 1998, by and among Vestcom International, Inc., Creative Data Services, Inc.,
               DB Acquisition, Inc., d/b/a Business Mail Express and certain other parties, is incorporated by reference to Vestcom's Current
               Report on Form 8-K dated February 4, 1998.

3.1  --        Restated Certificate of Incorporation of Vestcom International,
               Inc., as amended, is incorporated by reference to Exhibit 3.1 to Vestcom's Quarterly Report on Form 10-Q for the Period Ending
               June 30, 1997.

3.2  --        By-laws of Vestcom International, Inc. are incorporated by reference to Exhibit 4.2 to Vestcom's Current Report on Form 8-K filed with the SEC on December 17, 1999.

4.1  --        Form of certificate evidencing ownership of Common Stock of
               Vestcom International, Inc., is incorporated by reference to
               Exhibit 4.1 to Vestcom's Registration Statement on Form S-1 (no.
               333-23519).

4.2  --        Shareholder Protection Rights Agreement, dated as of December 16,
               1999, between Vestcom International, Inc. and American Stock
               Transfer & Trust Company, as Rights Agent, is incorporated by reference to Exhibit 4.1 to Vestcom's Current Report on Form 8-K filed with the SEC on December 17, 1999.

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

10.3 -- Note and Stock Purchase Agreement, dated December 31, 1996, between Vestcom International, Inc. and certain investors, is incorporated by reference to Exhibit 10.7 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

10.4 -- Letter Agreement, between Oppenheimer & Co., Inc. and Vestcom International, Inc., is incorporated by reference to Exhibit 10.8 to Vestcom's Registration Statement on Form S-1 (no. 333-23519).

10.5 -- Employment Letter Agreement, dated as of September 29, 1999, between Vestcom International, Inc. and Michael D. Helfand, is incorporated by reference to Exhibit 10.13 to Vestcom's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.6 -- Employment Letter Agreement, dated September 23, 1997, between Vestcom International, Inc. and Brendan Keating, is incorporated by reference to Exhibit 10.10 to Vestcom's Registration Statement on Form S-4 (no. 333-39077).

10.7  --       Change in Control Agreements, dated January 1, 1999, between
               Vestcom International, Inc. and each of Joel Cartun and Brendan
               Keating are incorporated by reference to Exhibit 10.8 to Vestcom's Annual Report on Form 10-K for the year ended December
               31, 1998.

10.8  --       Change in Control Agreement, dated January 1, 1999, between
               Vestcom International, Inc. and Sheryl Bernstein Cilenti.

10.9  --       Equipment Facility and Revolving Credit Agreement, dated as of
               August 13, 1997, as amended, between Vestcom International, Inc.
               and Summit Bank, is incorporated by reference to Exhibit 10.9 to Vestcom's Annual Report on Form 10-K for the year ended December
               31, 1998.

10.10 -- Fourth Amendment to Equipment Facility and Revolving Credit Agreement, dated as of November 5, 1999, between Vestcom International, Inc. and Summit Bank, is incorporated by reference to Exhibit 10.12 to Vestcom's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

21.1  --       List of subsidiaries of Vestcom International, Inc.

23.1  --       Consent of Arthur Andersen LLP.

24.1  --       Power of Attorney.

27.1  --       Financial Data Schedule.

               (b)  Reports on Form 8-K

               On December 17, 1999, Vestcom filed a Current Report on Form 8-K pertaining to the adoption of its Shareholder Protection Rights Agreement on December 16, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 28, 2000                 VESTCOM INTERNATIONAL, INC.


                                         By: /s/ Joel Cartun
                                             ---------------------------------
                                             Joel Cartun
                                             Chairman of the Board and Chief
                                             Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signatures                                          Title                                            Date
----------                                          -----                                            ----
/s/ Joel Cartun                        Chairman, Chief Executive Officer and Director            March 28, 2000
--------------------------------
Joel Cartun



/s/ Brendan Keating*                   President, Chief Operating Officer and Director           March 28, 2000
--------------------------------
Brendan Keating


/s/ Stephen R. Bova*                   Director                                                  March 28, 2000
--------------------------------
Stephen R. Bova


/s/ Leonard J. Fassler*                Director                                                  March 28, 2000
--------------------------------
Leonard J. Fassler


/s/ Fred S. Lafer*                     Director                                                  March 28, 2000
--------------------------------
Fred S. Lafer


/s/ Robert J. Levenson*                Director                                                  March 28, 2000
--------------------------------
Robert J. Levenson


/s/ Richard D. White*                  Director                                                  March 28, 2000
--------------------------------
Richard D. White


/s/ Michael D. Helfand*                Executive Vice President, Chief Financial                 March 28, 2000
--------------------------------       Officer and Treasurer (Principal Financial and
Michael D. Helfand                     Accounting Officer)



                                    *By: /s/ Joel Cartun
                                         -----------------------------
                                         Joel Cartun, Attorney-in-Fact
