Form 10-K/A
period 1999-12-31
VESTCOM INTERNATIONAL INC
filed 2000-05-01
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                     (Amendment No. 1, amending Items 10-13)

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

Documents incorporated by reference: None

                                    PART III

Item 10.  Directors of Registrant

         The Company's by-laws provide that the Board of Directors will consist of not less than one nor more than 21 members, the actual number to be determined by the Board from time to time. Directors are elected for one-year terms and serve until their successors have been duly elected and qualified. The Board currently consists of seven members.

         The table below sets forth the names and ages (as of April 1, 2000) of each of the directors, the other positions and offices presently held by each such person within the Company, the period during which each such person has served on the Board of Directors of the Company, and the principal occupations and employment of each such person during the past five years. In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. The directors listed below have been nominated by the Board of Directors for re-election at the Company's 2000 Annual Meeting of Shareholders.

                                   Director
Name and Age                        Since        Business Experience
------------                       --------      -------------------
Joel Cartun, 60                    1996          Chairman of the Board of Vestcom (August 1997 to
                                                 present); Chief Executive Officer of Vestcom (from
                                                 Vestcom's incorporation in September 1996 to
                                                 present); President of Vestcom (from Vestcom's
                                                 incorporation in 1996 to March 1999); Chief
                                                 Executive Officer of Comvestrix Corp. (now known as
                                                 Vestcom Mid-Atlantic, Inc. ("VMA")) (from its
                                                 incorporation in 1969 to present); President of VMA
                                                 (1969 to October 1998).

Stephen R. Bova, 53                1997          President and Chief Operating Officer of Staffmark,
                                                 Inc. (a provider of human resource and professional
                                                 services) (September 1999 to present); Managing
                                                 Director, International Operations, Intelligroup,
                                                 Inc. (a computer services company) (January 1999 to
                                                 November 1999); President of the Global Banking
                                                 Division of Electronic Data Systems Corporation (a
                                                 provider of technical and information services)
                                                 (November 1996 to December 1998); President of the
                                                 Global Financial Division of Alltel Information
                                                 Services, Inc. (a provider of software and
                                                 information services) (prior years to November 1996).

Leonard J. Fassler, 68             1997          Co-Chairman of Interliant, Inc. (a web-hosting
                                                 company) (December 1997 to present); Consultant to
                                                 GE Capital Information Technology Systems, Inc. (an
                                                 international computer reselling and integration
                                                 company affiliated with General Electric) (August
                                                 1996 to January 1999); Co-Chairman of AmeriData
                                                 Technologies, Inc. (an international computer
                                                 integration and support company) (prior years to
                                                 July 1996).

Brendan Keating, 45                1998          President of Vestcom (March 1999 to present); Chief
                                                 Operating Officer of Vestcom (October 1997 to
                                                 present); Executive Vice President of Vestcom
                                                 (October 1997 to March 1999); Vice President of

                                  -2-

                                                 Bowne & Co., Inc. (a financial printing company)
                                                 (1991 to October 1997); Vice President of Operations
                                                 of Bowne of New York City, Inc. (1985 to 1991);
                                                 President of Bowne Business Communications (1993 to
                                                 1995).

Fred S. Lafer, 71                  1997          President of the Taub Foundation (a charitable
                                                 foundation) (1994 to present); Senior Vice President
                                                 and Secretary of Automatic Data Processing, Inc. (a
                                                 provider of employer, financial and data services)
                                                 (prior years to 1996).  Mr. Lafer is also a director
                                                 of Virtual Communities, Inc.

Robert J. Levenson, 58             1998          Managing Member of Lenox Capital Group, L.L.C. (a
                                                 private venture capital company) (April 2000 to
                                                 present); Executive Vice President of First Data
                                                 Corporation (a transaction and information
                                                 processing company) (1993 to March 2000).  Mr.
                                                 Levenson is also a director of First Data
                                                 Corporation, Emisphere Technologies, Inc. and
                                                 Virtual Communities, Inc.

Richard D. White, 46               1997          Managing Director of CIBC Capital Partners
                                                 (February 1998 to present); Managing Director of
                                                 CIBC Oppenheimer Corp. (successor to Oppenheimer &
                                                 Co., Inc. and referred to herein as "CIBC
                                                 Oppenheimer") (prior years to February 1998).  Mr.
                                                 White is also a director of Midway Games Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. These persons are also required by federal securities regulations to give Vestcom copies of those reports. The Company is required to disclose any failures to file such reports on a timely basis. Management has reported to us that, based solely on their review of reports filed for 1999, there were no untimely filings for the year ended December 31, 1999.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

                  The Company did not commence operations until August 1997, upon consummation of its initial public offering (the "IPO"). The following table sets forth, for the fiscal years ended December 31, 1999, 1998 and 1997, the annual and long-term compensation of the Company's Chief Executive Officer and the other three executive officers of the Company at December 31, 1999 (the "Named Officers").


                           SUMMARY COMPENSATION TABLE

                                                        Annual                                 Long-Term
                                                     Compensation                             Compensation
                                   ----------------------------------------------------          Common
                                                                                                 Shares
                                                                                               Subject to
Name and                                                                   Other Annual          Options      All Other
Principal Position                  Year     Salary         Bonus        Compensation(B)         Granted    Compensation (C)
------------------                  ----     ------         -----        ---------------         -------    ----------------
Joel Cartun......................  1999     $200,000       $    --            $--                   --           $3,775
    Chairman of the Board and      1998      196,728            --             --                   --           11,481
    Chief Executive Officer        1997      211,568        30,000(A)          --                   --            5,427

Brendan Keating(D)...............  1999     $200,000       $70,000             --                50,000          $3,775
    President and Chief Operating  1998      200,000        85,000             --                95,000           3,804
    Officer                        1997       39,615            --             --               100,000(E)           --

Michael D. Helfand(F)............  1999      $46,154            --             --                50,000              --
    Executive Vice President,
    Chief Financial Officer and
    Treasurer

Sheryl Bernstein Cilenti(G)......  1999     $122,885       $20,000             --                16,000          $1,558
    Vice President, General        1998      103,923        20,000             --                 4,000           1,551
    Counsel and Secretary          1997       24,231            --             --                15,000              --
------------------------

(A) Represents bonuses paid during 1997 by Vestcom Mid-Atlantic, Inc., a subsidiary of Vestcom, prior to Vestcom's IPO.
(B) No Named Officer received personal benefits from the Company in excess of 10% of such individual's reported salary and bonus. Amounts below the threshold are not included in the table.
(C) For 1999, represents contributions made by the Company of $3,775 for Mr. Cartun, $3,775 for Mr. Keating and $1,558 for Ms. Cilenti to the Company's 401(k) plan to match 1999 pre-tax elective deferral contributions (included under "Salary") made by such persons to such plan.
(D) Mr. Keating joined the Company in October 1997.
(E) These options were canceled in August 1998.
(F) Mr. Helfand joined the Company in October 1999.
(G) Ms. Cilenti joined the Company in October 1997.

Employment Agreements

         Mr. Cartun entered into an employment agreement with Vestcom which commenced on August 4, 1997, upon the consummation of the Company's IPO. Mr. Cartun's employment agreement terminates in August 2000. Mr. Cartun serves as Chairman and Chief Executive Officer at an annual base salary of $200,000.

         Mr. Cartun's employment agreement provides that in the event of a termination of employment by the Company without cause, Mr. Cartun will be entitled to receive from the Company an amount in cash equal to the employee's then-current annual base salary for the remainder of the term. In the event of a termination of employment as a result of his death or disability, he (or his heirs or legal representatives, as the case may be) will be entitled to receive a lump-sum amount in cash equal to one time his then-current base salary, offset by any payments made by the Company pursuant to any life insurance or disability policies. If employment terminates for cause or he terminates his employment for reasons other than death or permanent disability, he will only be entitled to receive earned but unpaid salary as of the date of termination.

         Mr. Keating serves as President and Chief Operating Officer of the Company at an annual base salary of $200,000. He was subject to a two year employment agreement which terminated in October 1999, and is currently an at-will employee. His employment agreement provided for a guaranteed annual bonus of 35-50% of his annual salary, based on performance, during the two year term of the agreement. The Company is required to provide Mr. Keating with four months notice prior to any termination.

         Ms. Cilenti, Vice President and General Counsel of the Company, entered into a letter agreement with Vestcom in October 1997, pursuant to which she serves as an at-will employee with a current salary of $135,000.

         Mr. Helfand, Executive Vice President and Chief Financial Officer of the Company, entered into a letter agreement with the Company in September 1999, pursuant to which he serves as an at-will employee with a current salary of $200,000. The letter agreement also provides that Mr. Helfand will be entitled to earn a bonus of up to 50% of his annual salary for each of 2000 and 2001 (which will be pro-rated for calendar 1999) based on achieving mutually agreed-upon goals and the Company's performance. Mr. Helfand is guaranteed a minimum bonus of $50,000 in each of 2000 and 2001 (which will also be pro-rated for calendar 1999, but payable in 2000). Mr. Helfand's agreement provides that if he were terminated for any reason other than cause (as defined), he would be entitled to receive six months severance.

         All of the Named Officers are entitled to participate in all compensation and employee benefit plans maintained by the Company and its subsidiaries, including such bonuses as may be authorized by the Board of Directors from time to time. Each executive is also entitled to a car allowance of $850 per month.

         Each of the Named Officers has a Change in Control agreement with the Company. Pursuant to these Change in Control agreements, upon the occurrence of a "Trigger Event", the executive would be entitled to receive a lump sum payment equal to two times the sum of his or her annualized base salary immediately prior to the "Change in Control" and the annual bonus the executive received during the full fiscal year immediately prior to the Change in Control. In addition, upon a Change in Control, all stock options would immediately become vested.

         Pursuant to the Change in Control agreements, a "Change in Control" will be deemed to have occurred if (a) any person acquires 40% or more of the total voting power of the Company's then outstanding securities, (b) in general, over 50% of the composition of the Board of Directors changes without the approval of the existing directors, (c) there is a merger or reorganization of the Company after which less than 75% of the voting power of the surviving entity is owned by holders of the Company's securities prior to the transaction, or (d) the shareholders of the Company approve a plan of complete liquidation.

         A "Trigger Event" means either (i) termination of the executive's employment at any time from the effective date of a Change in Control until 12 months after the Change in Control (other than for cause and other than a termination by the executive for Good Reason (as defined)), or (ii) a failure, upon a Change in Control, of the Company or a successor to continue the executive's employment for at least 12 months with a salary and bonus at least equal to what the executive received immediately prior to the Change in Control, or (iii) a failure, upon a Change in Control, for the executive's employer to be a public company, or (iv) the executive's termination of employment after failure of the Company or any successor to acknowledge upon request the obligations set forth in the executive's employment agreement and Change in Control Agreement.

         If the employment of these executives were to be terminated during the 12 month period following the change in control, or if such employment were not continued for 12 months with a salary and bonus at least equal to what each executive received immediately prior to the change in control, each executive would be entitled to receive the following lump sum payment: Joel Cartun - $400,000; Brendan Keating - $540,000; Michael D. Helfand - $500,000; and Sheryl Bernstein Cilenti - $310,000.

Stock Options

         The following table contains information regarding the grant of stock options to the Named Officers during the year ended December 31, 1999. In addition, in accordance with rules adopted by the SEC, the following table sets forth the hypothetical gains or "option spreads" that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                        OPTION GRANTS IN LAST FISCAL YEAR
                              Individual Grants (A)

                                                                                                           Potential
                                Number of Common      % of Total                                        Realizable Value
                                     Shares         Options Granted                                     at Assumed Annual
                                   Underlying      to Employees in   Exercise Price                      Rates of Stock
                                    Options             Fiscal         Per Share                       Price Appreciation
Name                                Granted              1999           ($/sh.)      Expiration Date    for Option Term
----                                -------              ----           -------      ---------------   ------------------

                                                                                                           5%          10%
                                                                                                           --          ---
Joel Cartun..................           --                 --             $  --                --       $    --    $     --
Brendan Keating..............       50,000               12.5             3.094          11/22/09        97,290     246,550
Michael D. Helfand...........       50,000               12.5             2.875          10/03/09        90,403     229,100
Sheryl Bernstein Cilenti.....       11,000                2.7             5.375           3/10/09        37,183      94,230
Sheryl Bernstein Cilenti.....        5,000                1.2             3.094          11/22/09         9,729      24,655

-------------------
(A) The options granted to Messrs. Keating and Helfand and to Ms. Cilenti were granted under the Company's 1997 Equity Compensation Program (the "Stock Option Plan"). Options generally are granted at exercise prices equal to the fair market value of the Common Stock on the grant date and typically vest in 20% increments commencing one year after the date of grant. The committee which administers the Stock Option Plan may accelerate the vesting of any option upon the occurrence of a change in control event (as defined in the Stock Option
Plan).

     No stock options were exercised by the Named Officers during the year ended December 31, 1999. The following table provides information concerning the number of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 1999. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $3.50, the closing sale price of the Company's Common Stock on December 31, 1999. On April 26, 2000, the closing sale price of the Company's Common Stock on the Nasdaq National Market was $4.344.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                                                                         Number of Shares
                                   Number of                          Underlying Unexercised         Value of Unexercised
                                Shares Acquired      Value                  Options at              In-the-Money Options at
                                 on Exercise(#)    Realized ($)            Year-End (#)                  Year-End ($)
                                 --------------    ------------            ------------                  ------------

                                                                   Exercisable   Unexercisable    Exercisable    Unexercisable
                                                                   -----------   -------------    -----------    -------------
Joel Cartun..................          --            $--                 --             --            $--          $    --
Brendan Keating..............          --             --             23,750        121,250             --           20,300
Michael D. Helfand...........          --             --               --           50,000             --           31,250
Sheryl Bernstein Cilenti.....          --             --              8,500         26,500             --            2,030

Arrangements with Directors

     Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives an annual retainer of $6,000 and an additional fee of $1,000 for each day's attendance at a Board of Directors meeting and/or committee meeting. Under the Company's Stock Option Plan, each non-employee director also receives options to acquire 10,000 shares of Common Stock at the beginning of his or her first year of service as a director, and options covering 5,000 shares of Common Stock for each year of service thereafter. The options become fully exercisable one year after the date of grant. Directors of the Company are entitled to reimbursement for out-of-pocket expenses incurred in their capacity as directors of the Company.

Compensation Committee Interlocks and Insider Participation

     Compensation decisions are made by the members of the Compensation Committee. During the fiscal year ended December 31, 1999, Stephen R. Bova and Fred S. Lafer served as members of the Compensation Committee. Neither Mr. Lafer nor Mr. Bova has ever served as an employee or officer of Vestcom or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Based upon information available to the Company, the only shareholders known by the Company to beneficially own more than 5% of the outstanding Common Stock as of April 26, 2000 are (i) Joel Cartun, (ii) Gary J. Marcello, (iii) Brookside Capital Partners Fund, L.P. ("Brookside"), (iv) Dimensional Fund Advisors Inc. ("Dimensional"), and (v) R-Squared Limited, TimeTrust, Inc. and Harish K. Chopra (the "Chopra Group"). For information concerning the holdings of Mr. Cartun, see "Security Ownership of Management." Pursuant to filings made by the respective holders with the SEC, Gary Marcello, Brookside, Dimensional and the Chopra Group owned the following number of shares of the Company's Common Stock as of April 26, 2000:

                                                                                    Percent of
Name and Address of Beneficial Owner               Shares Beneficially Owned          Class
------------------------------------               -------------------------          -----
Brookside Capital Partners Fund, L.P.                    1,150,700(A)                 12.71%
Two Copley Place
Boston, MA 02116

Dimensional Fund Advisors Inc.                             544,100(B)                  6.01%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

R-Squared Limited                                          742,100(C)                  8.19%
P.O. Box 1586 GT
Cardinal Avenue
George Town, Grand Cayman
British West Indies

Harish K. Chopra                                                  (C)                   (C)
TimeTrust, Inc.
1455 Frazee Road, Suite 420
San Diego, California  92108

Gary J. Marcello                                           884,117(D)                  9.77%
1 Penny Lane
Boonton, New Jersey 07005

---------------------
(A) Brookside has indicated in its filing with the SEC that it has the sole power to vote and dispose of these shares.
(B) Dimensional has indicated in its filing with the SEC that it has the sole power to vote and dispose of these shares.
(C) R-Squared Limited has the sole voting power and the sole dispositive power with respect to 527,100 shares of Common Stock. TimeTrust, Inc. has the sole voting power and the sole dispositive power with respect to 184,500 shares of Common Stock. Harish K. Chopra has the sole voting power and the sole dispositive power with respect to 30,500 shares of Common Stock. TimeTrust, Inc. is an investment company of which Mr. Chopra is the Chief Executive Officer and President. Mr. Chopra and R-Squared Limited are the sole owners of TimeTrust, Inc.
(D) Includes 441,738 shares with respect to which Mr. Marcello has sole voting and sole dispositive power and 442,379 shares (comprised of 375,152 shares held by a family partnership and 67,227 shares held by a foundation) with respect to which Mr. Marcello shares voting and dispositive power.

Security Ownership of Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 1, 2000 by (i) each current director and each nominee for director of the Company; (ii) each Named Officer (as defined herein) of the Company; and (iii) all current executive officers, directors and nominees for director of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below to the extent that they are exercisable by May 31, 2000.

                                                                                               Shares
                                                                                         Beneficially Owned
                                                                                         ------------------
                                 Stockholder                                          Number              Percent
                                 -----------                                          ------              -------
Joel Cartun...............................................................         1,495,198(1)             16.4%
Brendan Keating...........................................................            46,000(2)              *
Stephen R. Bova...........................................................           164,000(3)              1.8
Leonard J. Fassler........................................................            18,500(4)              *
Fred S. Lafer.............................................................            22,100(5)              *
Robert J. Levenson........................................................            18,100(6)              *
Richard D. White..........................................................           115,000(7)              1.3
Michael D. Helfand........................................................             3,000                 *
Sheryl B. Cilenti.........................................................            12,700(8)              *
All current executive officers, directors and nominees for director as a
group (9 persons).........................................................         1,894,598(9)             20.7

---------------------
*Less than one percent.

(1) Includes 200,000 shares held by trusts for the benefit of Mr. Cartun's children. As trustee of such trusts, Mr. Cartun's wife has the right to vote and dispose of such shares.
(2)  Includes 32,500 shares issuable upon the exercise of stock options.
(3)  Includes 15,000 shares issuable upon the exercise of stock options.
(4) Includes 1,000 shares held by Mr. Fassler's wife. Mr. Fassler disclaims beneficial ownership of such shares. Also includes 15,000 shares issuable upon the exercise of stock options.
(5) Includes 1,200 shares held by family trusts of which Mr. Lafer is trustee. Also includes 15,000 shares issuable upon the exercise of stock options.
(6) Includes 600 shares held by Mr. Levenson's wife as custodian for the benefit of her children. Also includes 10,000 shares issuable upon the exercise of stock options.
(7) Includes 61,704 shares held in the aggregate by CIBC World Markets and an affiliate of CIBC World Markets. Mr. White is a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets. Mr. White disclaims beneficial ownership of these 61,704 shares. Also includes 15,000 shares issuable upon the exercise of stock options. Pursuant to Mr. White's employment arrangement with CIBC, any economic benefit derived from these options must be contributed by him to CIBC.
(8)  Includes 11,700 shares issuable upon the exercise of stock options.
(9) Includes an aggregate of 114,200 shares issuable upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions

         Joel Cartun, Vestcom's Chairman of the Board, has a 50% interest in the partnership which owns the property previously used by Vestcom and VMA in Lyndhurst, New Jersey. The partnership leases the property to VMA, pursuant to a lease which expires in 2001. VMA's related party rent expense for this property for 1999 was $720,210. Gary Marcello, a greater than 5% shareholder of Vestcom, owns interests ranging from 75% to 100% in the partnerships which own the properties previously leased by VMA in Dover, New Jersey and previously leased in Scranton, Pennsylvania. VMA's related party rent expenses for these properties for 1999 was $280,435. Pursuant to a written agreement with the owners, the lease obligations ceased in August 1999.

         In August 1999, Vestcom entered into an agreement with CIBC World Markets for advisory services. Pursuant to that agreement, Vestcom is obligated to pay CIBC World Markets $25,000 each calendar quarter for such services. In 1999, Vestcom paid $25,000 to CIBC World Markets under this agreement. In December 1999, Vestcom entered into another agreement with CIBC World Markets pursuant to which it agreed to pay $25,000 for services rendered in connection with the Company's adoption of its shareholder protection plan. This amount will be paid in 2000. Richard D. White, a director of Vestcom, is a Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      April 28, 2000          VESTCOM INTERNATIONAL, INC.

                                   By: /s/ Joel Cartun
                                   -------------------
                                       Joel Cartun
                                       Chairman of the Board and Chief
                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signatures                                              Title                                                Date
----------                                              -----                                                ----
/s/ Joel Cartun                           Chairman, Chief Executive Officer and Director                 April 28, 2000

Joel Cartun

/s/ Brendan Keating*                      President, Chief Operating Officer and Director                April 28, 2000

Brendan Keating

/s/ Stephen R. Bova*                      Director                                                       April 28, 2000

Stephen R. Bova

/s/ Leonard J. Fassler*                   Director                                                       April 28, 2000

Leonard J. Fassler

/s/ Fred S. Lafer*                        Director                                                       April 28, 2000

Fred S. Lafer

/s/ Robert J. Levenson*                   Director                                                       April 28, 2000

Robert J. Levenson

/s/ Richard D. White*                     Director                                                       April 28, 2000

Richard D. White

/s/ Michael D. Helfand*                   Executive Vice President, Chief Financial                      April 28, 2000
--------------------------------          Officer and Treasurer (Principal Financial and
Michael D. Helfand                        Accounting Officer)

                                       *By: /s/ Joel Cartun
                                       --------------------
                                            Joel Cartun, Attorney-in-Fact