Form 10-Q
period 2000-03-31
VESTCOM INTERNATIONAL INC
filed 2000-05-12
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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


                               Yes [X]    No [ ]


The number of shares of common stock outstanding as of May 1, 2000 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX


Part I:  Financial Information
                                                                                                            Page(s)
                                                                                                            -------
Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets - as of December 31, 1999 and
         March 31, 2000 (unaudited)                                                                            3
    Condensed Consolidated Statements of Operations - For the Three Months
         Ended March 31, 1999 (unaudited) and 2000 (unaudited)                                                 4
    Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
         March 31, 1999 (unaudited) and 2000 (unaudited)                                                       5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                              7

Liquidity and Capital Resources                                                                                8

Impact of the Year 2000 Issue                                                                                  9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                            9


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                       9

Signature                                                                                                      9


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and March 31, 2000


                                     ASSETS

                                                                                  December 31,         March 31,
                                                                                      1999               2000
                                                                                  ------------       ------------
                                                                                    (note 1)          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,458,613       $    683,884
   Accounts receivable, net                                                         27,228,690         28,234,768
   Other current assets                                                             14,613,707         12,726,925
                                                                                  ------------       ------------
                         Total current assets                                       43,301,010         41,645,577

PROPERTY AND EQUIPMENT, net                                                         37,518,273         38,198,940
GOODWILL, net                                                                       77,894,965         77,196,764
OTHER ASSETS                                                                           665,345            538,486
                                                                                  ------------       ------------
                         Total assets                                             $159,379,593       $157,579,767
                                                                                  ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations                $  5,421,376       $  5,107,167
   Accounts payable                                                                 15,067,563         14,661,438
   Other liabilities                                                                14,948,004         12,662,968
                                                                                  ------------       ------------
                         Total current liabilities                                  35,436,943         32,431,573

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                        27,506,522         28,240,189
OTHER NONCURRENT LIABILITIES                                                         6,637,579          6,234,530
                                                                                  ------------       ------------

                         Total liabilities                                        $ 69,581,044       $ 66,906,292
                                                                                  ------------       ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 1999 and March 31, 2000                                       $  2,651,867       $  2,651,867
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 1999 and March 31, 2000                                         88,888,863         88,888,863
   (Accumulated deficit)                                                            (1,475,638)          (603,822)
   Accumulated other comprehensive (loss)                                             (266,543)          (263,433)
                                                                                  ------------       ------------

                         Total stockholders' equity                               $ 89,798,549       $ 90,673,475
                                                                                  ------------       ------------

                         Total liabilities and stockholders' equity               $159,379,593       $157,579,767
                                                                                  ============       ============




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1999 and 2000
                                   (unaudited)


                                                      Three Months Ended
                                              ----------------------------------
                                              March 31, 1999      March 31, 2000
                                              --------------      --------------
REVENUES                                        $31,923,061         $35,743,083
COST OF REVENUES                                 21,803,846          24,983,138
                                                -----------         -----------
     Gross profit                                10,119,215          10,759,945

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                     7,850,099           8,328,160
                                                -----------         -----------
     Income from operations                       2,269,116           2,431,785

OTHER INCOME (EXPENSE)
     Interest expense                              (367,022)           (751,527)
     Interest and other income                       73,718              63,375
                                                -----------         -----------
          Income before provision for
              income taxes                        1,975,812           1,743,633

PROVISION FOR INCOME TAXES                          918,311             871,817
                                                -----------         -----------
     Net income                                 $ 1,057,501         $   871,816
                                                ===========         ===========

Net income per share - basic                    $       .12         $       .10
                                                ===========         ===========

Net income per share - diluted                  $       .12         $       .10
                                                ===========         ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 2000
                                   (unaudited)


                                                                                     Three Months Ended
                                                                             ----------------------------------
                                                                             March 31, 1999      March 31, 2000
                                                                             --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 1,057,501        $    871,816
     Adjustments to reconcile net income to net cash
      provided by operating activities-
         Depreciation and amortization                                           1,785,254           2,293,305
         Loss on disposal of equipment                                                   -              20,868
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                    (1,763,808)         (1,006,078)
         Other current assets                                                      240,531           1,886,782
         Other assets                                                             (732,487)            (68,866)
     Changes in operating liabilities (decrease) increase in-
         Accounts payable                                                       (2,326,772)           (406,126)
         Other current liabilities                                              (2,826,520)         (2,281,256)
         Other non-current liabilities                                             191,653            (403,049)
                                                                               -----------         -----------
                  Net cash provided by (used in) operating activities           (4,374,648)            907,395

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                      (3,523,424)         (2,110,693)
     Acquisition of businesses, net of cash acquired                            (1,258,806)                  -
     Proceeds from sale of assets                                                        -               6,000
                                                                               -----------         -----------
                   Net cash used in investing activities                        (4,782,230)         (2,104,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                               4,903,332             419,458
     Issuance of common stock                                                    2,106,848                   -
                                                                               -----------         -----------

             Net cash provided by financing activities                           7,010,180             419,458
                                                                               -----------         -----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                          25,044               3,110

             Net decrease in cash and cash equivalents                          (2,121,654)           (774,729)
                                                                               -----------         -----------

CASH, beginning of period                                                        3,887,971           1,458,613
                                                                               -----------         -----------

CASH, end of period                                                            $ 1,766,317        $    683,884
                                                                               ===========        ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                                           -             127,513
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                        325,170             514,330
     Cash paid (refunded) for income taxes                                     $   364,370         $  (534,235)


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), seven document management service companies acquired simultaneously with the Company's initial public offering (collectively, the "Founding Companies"), and all subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with the 2000 presentation. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) EARNINGS PER SHARE

    Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three months ended March 31, 2000 and 1999, respectively.

    Diluted EPS is calculated by dividing income available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,106,232 and 9,057,073 for the three months ended March 31, 2000 and 1999, respectively; and reflects 49,426 and 267 additional shares issuable in connection with stock options, for the three months ended March 31, 2000 and 1999, respectively.

    Options to purchase approximately 710,557 and 432,148 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, because the effects would have been antidilutive.

(3) COMPREHENSIVE INCOME (LOSS):

    The comprehensive income includes foreign currency translation gains and losses. The balance sheet translation adjustment was $3,110 and $25,044 for the periods ending March 31, 2000 and 1999, respectively.

(4) SUBSEQUENT EVENT:

    On May 8, 2000, the Company and Summit Bank entered into a Fifth Amendment to the Company's Equipment Facility and Revolving Credit Agreement, which, among other things, increases the Company's revolving loan facility from $25,000,000 to $26,500,000 and permits the Company to increase its current

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

    availability by approximately $1,000,000 on the equipment loan facility to its original $5,000,000 level.

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage its renewed profitability and growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business document outsourcing industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues increased $3,820,000, or 12%, to $35,743,000 for the three months ended March 31, 2000, from $31,923,000 for the three months ended March 31, 1999. This increase was primarily attributable to increased sales to new and existing customers resulting from a change in sales strategy, refining of our business mix and an increased capacity of our newly upgraded facilities.

Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of sales in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generation activities and have been reclassified to more accurately reflect gross margins.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Gross profit increased $641,000, or 6%, to $10,760,000 for the three months ended March 31, 2000, from $10,119,000 for the three months ended March 31, 1999. The increase in gross profit was primarily attributable to the increased sales activity over the prior year. The gross profit margin decreased from 32% for the three months ended March 31, 1999 to 30% for the same period in 2000. The decrease in the gross profit margin was due to increased costs related to the operations of the Company's upgraded facilities, which has provided the Company a platform for future growth and profitability.

Selling, general and administrative expenses increased $478,000, or 6%, to $8,328,000 for the three months ended March 31, 2000, from $7,850,000 for the three months ended March 31, 1999. As a percentage of revenues, selling general and administrative expenses decreased from 25% in 1999 to 23% in 2000. The increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing of new technical and administrative personnel to support the greater volume of business and increased spending in sales and marketing programs.

Interest expense increased $385,000, to $752,000 for the three months ended March 31, 2000, from $367,000 for the three months ended March 31, 1999. This increase was attributable to higher interest rates and increased borrowings on the Company's credit facility to finance equipment purchases, leasehold improvements and payments relating to earnout agreements.

Interest and other income decreased $11,000, to $63,000 for the three months ended March 31, 2000, from $74,000 for the three months ended March 31, 1999. This decrease was due to reduced interest income resulting from the utilization of cash to pay for equipment purchases and earnout agreements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, Vestcom had working capital of approximately $9,214,000 compared to approximately $7,864,000 at December 31, 1999. The increase was primarily attributable to increased accounts receivable and the reduction in other current liabilities. Net cash provided by operating activities for the three months ended March 31, 2000, was approximately $907,000 which consisted of net income plus approximately $2,293,000 generated primarily from depreciation and amortization charges, offset by increases in accounts receivable and decreases in current liabilities. Net cash used in investing activities for the three months ended March 31, 2000, was approximately $2,105,000 which consisted primarily of purchases of property and equipment and leasehold improvements. Net cash provided by financing activities for the three months ended March 31, 2000, was approximately $419,000 from net borrowings of long-term debt.

On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On March 31, 2000, $24,036,000 was outstanding and $4,266,000 remained available under the Credit Facility. On May 8, 2000 the Company and Summit Bank entered into an amendment to the Credit Facility, which, among other things, increases the Credit Facility by $1,500,000 and increases the equipment loan availibility by approximately $1,000,000.

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At March 31, 2000, the Company had postage advances from customers in the amount of approximately $4,342,000 and had prepaid postage and postage receivables of approximately $4,132,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $10,000,000 are expected in 2000. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. The anticipated

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

expenditures relate to technology and production equipment needs of the business. As of March 31, 2000, the Company had incurred approximately $2,105,000 of such anticipated expenditures.

While no assurance can be given, management believes that its anticipated cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements for the foreseeable future. The immediately preceding sentence constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995.

IMPACT OF THE YEAR 2000 ISSUE

Vestcom has not experienced any significant problems associated with year 2000 issues to date. Similarly, to management's knowledge, Vestcom suppliers, vendors and other third parties with whom Vestcom conducts business have not experienced material year 2000 problems to date.

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

                                 VESTCOM INTERNATIONAL, INC.



                                 By: /s/ Michael D. Helfand
                                     -------------------------------------------
                                     Michael D. Helfand, Chief Financial Officer

                                     Dated: May 12, 2000