Form 10-Q
period 2000-06-30
VESTCOM INTERNATIONAL INC
filed 2000-08-14
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

--------------------------------------------------------------------------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes /x/   No / /


The number of shares of common stock outstanding as of August 1, 2000 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX



Part I:  Financial Information
                                                                                                  Page(s)
                                                                                                  -------
Item 1:  Financial Statements
    Condensed Consolidated Balance Sheets - as of December 31, 1999 and
         June 30, 2000 (unaudited)                                                                   3
    Condensed Consolidated Statements of Operations - For the Three Months and Six Months
         Ended June 30, 1999 (unaudited) and 2000 (unaudited)                                        4
    Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
         June 30, 1999 (unaudited) and 2000 (unaudited)                                              5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                 6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                    7

Liquidity and Capital Resources                                                                      9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                 10
-------------------------------------------------------------------


Part II:  Other Information

Item 4:  Submission of Matters to a Vote of Security Holders                                        10
------------------------------------------------------------

Item 6: Exhibits and Reports on Form 8-K                                                            10
----------------------------------------

Signature                                                                                           10

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and June 30, 2000


                                     ASSETS


                                                                                 December 31,      June 30,
                                                                                     1999            2000
                                                                                -------------    -------------
                                                                                   (note 1)       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   1,458,613    $     970,053
     Accounts receivable, net                                                      27,228,690       26,363,109
     Other current assets                                                          14,613,707       12,757,430
                                                                                -------------    -------------
                           Total current assets                                    43,301,010       40,090,592

PROPERTY AND EQUIPMENT, net                                                        37,518,273       37,979,080
GOODWILL, net                                                                      77,894,965       76,469,730
OTHER ASSETS                                                                          665,345          506,701
                                                                                -------------    -------------
                           Total assets                                         $ 159,379,593    $ 155,046,103
                                                                                =============    =============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations            $   5,421,376    $   4,175,642
     Accounts payable                                                              15,067,563       12,936,358
     Other liabilities                                                             14,948,004       14,591,537
                                                                                -------------    -------------
                           Total current liabilities                               35,436,943       31,703,537

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       27,506,522       26,424,304
OTHER NONCURRENT LIABILITIES                                                        6,637,579        6,106,662
                                                                                -------------    -------------

                           Total liabilities                                    $  69,581,044    $  64,234,503
                                                                                -------------    -------------

STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 1999 and June 30, 2000                                      $   2,651,867    $   2,651,867
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 1999 and June 30, 2000                                         88,888,863       88,888,863
   (Accumulated deficit)                                                           (1,475,638)        (414,769)
   Accumulated other comprehensive (loss)                                            (266,543)        (314,361)
                                                                                -------------    -------------

                           Total stockholders' equity                           $  89,798,549    $  90,811,600
                                                                                -------------    -------------

                           Total liabilities and stockholders' equity           $ 159,379,593    $ 155,046,103
                                                                                =============    =============



     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1999 and 2000
                                   (unaudited)


                                                Three Months Ended               Six Months Ended
                                           -----------------------------   -----------------------------
                                           June 30, 1999   June 30, 2000   June 30, 1999   June 30, 2000
                                           -------------   -------------   -------------   -------------
REVENUES                                    $ 31,393,561    $ 33,669,461    $ 63,316,622    $ 69,412,543
COST OF REVENUES                              22,443,873      24,446,645      44,247,718      49,429,782
                                            ------------    ------------    ------------    ------------
     Gross profit                              8,949,688       9,222,816      19,068,904      19,982,761

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                8,306,596       8,255,343      16,156,695      16,583,503
RESTRUCTURING AND OTHER NON-
     RECURRING CHARGES                         3,987,880        (104,416)      3,987,880        (104,416)
                                            ------------    ------------    ------------    ------------
     Income (loss) from operations            (3,344,788)      1,071,889      (1,075,671)      3,503,674

OTHER INCOME (EXPENSE)
     Interest expense                           (459,748)       (734,438)       (826,770)     (1,485,965)
     Interest and other income                    23,235          40,655          96,953         104,030
                                            ------------    ------------    ------------    ------------
     Income (loss) before provision for
         (benefit from) income taxes          (3,781,301)        378,106      (1,805,488)      2,121,739

PROVISION FOR (BENEFIT FROM) INCOME TAXES     (1,237,926)        189,053        (319,615)      1,060,870
                                            ------------    ------------    ------------    ------------
     Net income (loss)                      $ (2,543,375)   $    189,053    $ (1,485,873)   $  1,060,869
                                            ============    ============    ============    ============

Net income (loss) per share - basic         $       (.28)   $        .02    $       (.16)   $        .12
                                            ============    ============    ============    ============

Net income (loss) per share - diluted       $       (.28)   $        .02    $       (.16)   $        .12
                                            ============    ============    ============    ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 2000
                                  (unaudited)


                                                                              Six Months Ended
                                                                       -----------------------------
                                                                       June 30, 1999   June 30, 2000
                                                                       -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ (1,485,873)   $  1,060,869
     Adjustments to reconcile net income to net cash
     provided by operating activities-
         Depreciation and amortization                                     3,957,217       4,685,659
         Loss on disposal of equipment                                         4,391          20,868
         Restructuring charges                                               740,399         279,442
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                              (2,092,891)        865,581
         Other current assets                                                479,152       1,856,277
         Other assets                                                       (804,131)         62,712
     Changes in operating liabilities (decrease) increase in-
         Accounts payable                                                 (1,811,796)     (2,131,205)
         Other current liabilities                                        (4,522,645)       (352,687)
         Other non-current liabilities                                     1,368,786        (530,917)
                                                                        ------------    ------------
                  Net cash provided by (used in) operating activities     (4,167,391)      5,816,599

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                (7,136,381)     (3,935,389)
     Acquisition of businesses, net of cash acquired                      (1,274,570)           --
     Proceeds from sale of assets                                             12,050           6,000
     Sale of marketable securities                                           335,649            --
                                                                        ------------    ------------
                   Net cash used in investing activities                  (8,063,252)     (3,929,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                         8,895,716      (2,327,952)
     Issuance of common stock                                              2,106,848            --
                                                                        ------------    ------------

             Net cash provided by (used in) financing activities          11,002,564      (2,327,952)
                                                                        ------------    ------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                    94,026         (47,818)

             Net decrease in cash and cash equivalents                    (1,134,053)       (488,560)
                                                                        ------------    ------------

CASH, beginning of period                                                  3,887,971       1,458,613
                                                                        ------------    ------------

CASH, end of period                                                     $  2,753,918    $    970,053
                                                                        ============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                               918,838         351,553
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                  719,560       1,404,697
     Cash paid (refunded) for income taxes                              $  1,203,340    $   (353,817)


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), seven document management service companies acquired simultaneously with the Company's initial public offering (collectively, the "Founding Companies"), and all subsequent acquisitions since their respective acquisition dates. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with the 2000 presentation. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)    EARNINGS PER SHARE

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three and six months ended June 30, 2000 and 1999, respectively.

       Diluted EPS is calculated by dividing income available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,113,767 and 9,056,806 for the three months ended June 30, 2000 and 1999, respectively; and 9,109,972 and 9,056,806 for the six months ended June 30, 2000 and 1999, respectively; and reflects 56,961 and 53,166 additional shares issuable in connection with stock options, for the three months ended June 30, 2000 and the six months ended June 30, 2000, respectively.

       Options to purchase approximately 646,460 and 554,134 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 and 1999, respectively, and options to purchase 671,899 and 431,564 shares of common stock were not included in the computations of diluted earnings per share for the six months ended June 30, 2000 and 1999, respectively, because the effects would have been antidilutive.

(3)    COMPREHENSIVE INCOME (LOSS):

       The comprehensive income (loss) includes foreign currency translation gains and losses. The balance sheet translation adjustment was ($50,928) and $68,982 for the three months ending June 30, 2000 and 1999, respectively; and ($47,818) and $94,026 for the six months ending June 30, 2000 and 1999, respectively.



(4)    RESTRUCTURING AND OTHER NON RECURRING CHARGES:

       During 1999, the Company recorded an aggregate restructuring charge of $5,178,000 related to the consolidation and integration of operations in three of the Company's operating locations. During the second quarter of 2000, the Company reversed approximately $383,000 of previously recorded restructuring reserves no longer required due to the revision of certain estimates. At June 30, 2000, the Company had approximately $725,000 of accrued restructuring costs related to personnel ($35,000) and facilities ($690,000).

       During the second quarter of 2000, the Company recorded a non-recurring charge of $279,000 for assets written down to fair value. Based on management's assessment of fair value, certain equipment was identified to be impaired due to the restructuring of the Company's facilities.

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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

Revenues increased $2,275,000 or 7%, to $33,669,000 for the three months ended June 30, 2000, from $31,394,000 for the three months ended June 30, 1999. This increase was primarily attributable to increased sales to new and existing customers resulting from a change in sales strategy, refining of our business mix and an increased capacity at our newly upgraded facilities, partially offset by a temporary reduction in volume from a major customer.

Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of sales in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generation activities and have been reclassified to more accurately reflect gross margins.

Gross profit increased $273,000, or 3%, to $9,223,000 for the three months ended June 30, 2000, from $8,950,000 for the three months ended June 30, 1999. The increase in gross profit was primarily attributable to the increased sales activity over the prior year. The gross profit margin decreased from 29% for the three months ended June 30, 1999 to 27% for the same period in 2000. The decrease in the gross profit margin was due to increased costs related to the operations of the Company's upgraded facilities, which has provided the Company a platform for future growth and profitability. In addition, the Company incurred start up costs related to its internet products and other new business opportunities.

Selling, general and administrative expenses increased $52,000, or less than 1%, to $8,255,000 for the three months ended June 30, 2000, from $8,307,000 for the three months ended June 30, 1999. As a percentage of revenues, selling general and administrative expenses decreased from 26% in 1999 to 25% in 2000. The increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales and increased staffing of new technical and administrative personnel to support the greater volume of business. The Company has reduced selling, general and administrative expenses as a percentage of revenues; these reductions include corporate sales expenses and the absence of redundant overhead and facility costs incurred during the prior year's integration process.

In the second quarter of 2000, the Company reversed $383,000 of its previously recorded restructuring reserves incurred in 1999 during the consolidation and integration of operating locations. The Company also recorded a nonrecurring charge of $279,000 for impaired assets as a result of the restructuring plan implemented at the Company's facilities.

Interest expense increased $275,000, to $734,000 for the three months ended June 30, 2000, from $460,000 for the three months ended June 30, 1999. This increase was attributable to higher interest rates and increased borrowings on the Company's credit facility to finance equipment purchases, leasehold improvements and payments relating to earnout agreements.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Revenues increased $6,096,000, or 10%, to $69,413,000 for the six months ended June 30, 2000, from $63,317,000 for the six months ended June 30, 1999. This increase was primarily attributable to increased sales volumes from new and existing customers and an increased capacity of our newly upgraded facilities.

Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of sales in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generating activities and have been reclassified to more accurately reflect gross margins.

Gross profit increased $914,000, or 5%, to $19,983,000 for the six months ended June 30, 2000, from $19,069,000 for the six months ended June 30, 1999. The

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES


increase in the gross profit was primarily attributable to the increased sales activity over the prior year. The gross profit margin decreased from 30% to 29% for the same period in 2000. The decrease in the gross profit margin was due to the increased costs related to the operations of the Company's upgraded facilities.

Selling, general and administrative expenses increased $427,000, or 3% to $16,584,000 for the six months ended June 30, 2000 from $16,157,000 for the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 26% to 24%. The increase in selling, general and administrative expenses was primarily due to increased compensation expense including increased commissions on higher sales offset by the decreases in corporate sales expenses and the absence of redundant overhead and facility costs incurred during the prior year's integration process.

In the second quarter of 2000, the Company reversed $383,000 of restructuring reserves incurred during 1999 in the consolidation and integration of operating locations. The Company also recorded a nonrecurring charge of $279,000 for impaired assets as a result of the restructuring plan implemented at the Company's facilities.

Interest expense increased $659,000, to $1,486,000 for the six months ended June 30, 2000 from $827,000 for the six months ended June 30, 1999. This increase was attributable to higher interest rates and increased borrowings on the Company's credit facility to finance equipment purchases, leasehold improvements and payments relating to earnout agreements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, Vestcom had working capital of approximately $8,387,000 compared to approximately $7,864,000 at December 31, 1999. The increase was primarily attributable to the reduction in current debt and accrued expenses. Net cash provided by operating activities for the six months ended June 30, 2000, was approximately $5,817,000 which consisted primarily of net income plus approximately $4,686,000 generated from depreciation and amortization charges. Net cash used in investing activities for the six months ended June 30, 2000, was approximately $3,929,000 which consisted primarily of purchases of property and equipment and leasehold improvements. Net cash used in financing activities for the six months ended June 30, 2000, was approximately $2,328,000 for net repayments of long-term debt.

On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On May 8, 2000 the Company and Summit Bank entered into an amendment to the Credit Facility, which, among other things, increased the Credit Facility by $1,500,000 and increased the equipment loan availibility by approximately $1,000,000. On June 30, 2000, $22,799,000 was outstanding and $7,819,000 remained available under the Credit Facility.

On August 14, 2000, the Company announced that CIBC World Markets had completed their review of Vestom's strategic direction and alternatives. The Company had concluded that shareholder interests would be best served at this time by focusing on implementing Vestcom's growth strategy, executing its plan to more efficiently utilize its assets, and exploring additional financing opportunities with the goal of enhancing shareholder value

The Company incurs postage costs on behalf of customers of approximately $4,000,000 to $6,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At June 30, 2000 the Company had postage advances from customers in the amount of approximately $5,876,000 and had prepaid postage and postage receivables of approximately $4,114,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $10,000,000 are expected in 2000. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. The anticipated expenditures relate to technology and production equipment needs of the

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

business. As of June 30, 2000, the Company had incurred approximately $3,935,000 of such anticipated expenditures.

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

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10-K.

                           Part II: Other Information

Item 4: - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on June 14, 2000. All of the Board's nominees for director were elected, with the following votes:

                                          For      Authority Withheld
                                       ---------   ------------------
              Stephen R. Bova          8,105,017        575,048
              Joel Cartun              8,087,417        592,648
              Leonard J. Fassler       8,096,017        584,048
              Brendan Keating          8,095,417        584,648
              Fred S. Lafer            8,095,817        584,248
              Robert J. Levenson       8,096,017        584,048
              Richard D. White         8,096,017        584,048

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

                                VESTCOM INTERNATIONAL, INC.


                                By: /s/ Michael D. Helfand
                                    --------------------------
                                    Michael D. Helfand, Chief Financial Officer
                                    Dated:  August 14, 2000