Form 10-Q
period 2000-09-30
VESTCOM INTERNATIONAL INC
filed 2000-11-14
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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

                                 Yes [X] No [ ]

The number of shares of common stock outstanding as of November 1, 2000 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

Part I:  Financial Information

                                                                                                            Page(s)
                                                                                                            -------
Item 1:  Financial Statements
    Condensed Consolidated Balance Sheets - as of December 31, 1999 and
         September 30, 2000 (unaudited)                                                                        3
    Condensed Consolidated Statements of Operations - For the Three Months and Nine Months
         Ended September 30, 1999 (unaudited) and 2000 (unaudited)                                             4
    Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
         September 30, 1999 (unaudited) and 2000 (unaudited)                                                   5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                              7

Liquidity and Capital Resources                                                                                9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           10


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                      10

Signature                                                                                                     10

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1999 and September 30, 2000

                                     ASSETS

                                                                                 December 31,        September 30,
                                                                                     1999                2000
                                                                                 ------------        -------------
                                                                                   (note 1)           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   1,458,613    $       535,283
     Accounts receivable, net                                                        27,228,690         27,434,169
     Other current assets                                                            14,613,707         11,982,508
                                                                                  -------------    ---------------
                           Total current assets                                      43,301,010         39,951,960

PROPERTY AND EQUIPMENT, net                                                          37,518,273         37,702,240
GOODWILL, net                                                                        77,894,965         75,770,530
OTHER ASSETS                                                                            665,345            438,811
                                                                                  -------------    ---------------
                           Total assets                                           $159,379,593     $   153,863,541
                                                                                  ============     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations              $   5,421,376     $    4,303,108
     Accounts payable                                                                15,067,563         15,066,081
     Other liabilities                                                               14,948,004         11,516,881
                                                                                  -------------    ---------------
                           Total current liabilities                                 35,436,943         30,886,070

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         27,506,522         25,632,169
OTHER NONCURRENT LIABILITIES                                                          6,637,579          6,101,265
                                                                                  -------------    ---------------

                           Total liabilities                                      $  69,581,044    $    62,619,504
                                                                                  -------------    ---------------

STOCKHOLDERS' EQUITY:
   Preferred Stock

     Class B, 1 share authorized, issued and outstanding at
       December 31, 1999 and September 30, 2000                                   $   2,651,867    $     2,651,867
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 1999 and September 30, 2000                                      88,888,863         88,888,863
   (Accumulated deficit) retained earnings                                          (1,475,638)             27,138
   Accumulated other comprehensive (loss)                                             (266,543)           (323,831)
                                                                                  -------------    ---------------

                           Total stockholders' equity                             $  89,798,549    $    91,244,037
                                                                                  -------------    ---------------

                           Total liabilities and stockholders' equity              $159,379,593    $   153,863,541
                                                                                   ============    ===============




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 2000
                                   (unaudited)

                                                       Three Months Ended                       Nine Months Ended
                                                       ------------------                       -----------------
                                             September 30, 1999  September 30, 2000   September 30, 1999   September 30, 2000
                                             ------------------  ------------------   ------------------   ------------------
REVENUES                                         $31,786,369       $   37,101,850        $  95,102,991         $106,514,394
COST OF REVENUES                                   23,580,804          26,566,043           67,828,523           75,995,826
                                                 ------------      --------------       --------------      ---------------
     Gross profit                                   8,205,565          10,535,807           27,274,468           30,518,568

SELLING, GENERAL AND
       ADMINISTRATIVE
       EXPENSES                                     9,194,470           8,988,263           25,351,165          25,571,765

RESTRUCTURING AND OTHER NON-
     RECURRING CHARGES                              1,930,144                   -            5,918,024            (104,416)
                                                 ------------      --------------       --------------      ---------------
     Income (loss) from operations                 (2,919,049)          1,547,544           (3,994,721)          5,051,219

OTHER INCOME (EXPENSE)
     Interest expense                                (773,853)           (700,926)          (1,600,623)         (2,186,892)
     Interest and other income (expense)               (8,528)             37,195               88,426             141,225
                                               ---------------     --------------       --------------      --------------
     Income (loss) before provision for
         (benefit from) income taxes               (3,701,430)            883,813           (5,506,918)          3,005,552

PROVISION FOR (BENEFIT FROM)
       INCOME TAXES                                (1,400,000)            441,906           (1,719,615)          1,502,776
                                               ---------------     --------------         -------------     --------------
     Net income (loss)                         $   (2,301,430)     $      441,907       $   (3,787,303)     $    1,502,776
                                               ===============     ==============       ===============     ==============

Net income (loss) per share - basic            $        (.25)      $          .05       $        (.42)      $          .17
                                               ==============      ==============       ==============      ==============

Net income (loss) per share - diluted          $        (.25)      $          .05       $        (.42)      $          .17
                                               ==============      ==============       ==============      ==============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 2000
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                          September 30, 1999     September 30, 2000
                                                                          ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $   (3,787,303)       $   1,502,776
     Adjustments to reconcile net income to net cash
     provided by operating activities-
         Depreciation and amortization                                            6,308,626           7,120,937
         Loss on disposal of equipment                                                5,995              20,868
         Restructuring charges                                                    1,099,100
                                                                                                        279,442

     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                    (3,377,652)           (215,479)
         Other current assets                                                   (2,009,217)           2,641,199
         Other assets                                                             (268,580)             110,189
     Changes in operating liabilities (decrease) increase in-
         Accounts payable                                                         (998,651)             (1,482)
         Other current liabilities                                              (1,790,559)         (3,427,343)
         Other non-current liabilities                                              249,491           (536,314)
                                                                          -----------------    ----------------
             Net cash provided by (used in) operating activities                (4,568,750)           7,494,793

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                      (9,452,837)          (5,374,214)
     Acquisition of businesses, net of cash acquired                            (1,781,349)                   -
     Proceeds from sale of assets                                                   29,825               6,000
     Sale of marketable securities                                                 335,212                    -
                                                                          -----------------    ----------------
             Net cash used in investing activities                             (10,869,149)          (5,368,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                               12,618,918          (2,992,621)
     Issuance of common stock                                                     2,106,848                   -
                                                                          -----------------    ----------------

             Net cash provided by (used in) financing activities                 14,725,766          (2,992,621)
                                                                          -----------------    ----------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                           45,637             (57,288)

             Net decrease in cash and cash equivalents                             (666,496)           (923,330)
CASH, beginning of period                                                         3,887,971           1,458,613
                                                                          -----------------    ----------------
CASH, end of period                                                         $     3,221,475       $     535,283
                                                                            ===============    ================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                              $     1,844,440       $     212,393
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                       1,223,184           2,173,147
     Cash paid (refunded) for income taxes                                   $    1,085,411       $    (57,268)

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements of Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified in order to conform with the 2000 presentation. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)    EARNINGS PER SHARE (EPS)

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three and nine months ended September 30, 2000 and 1999, respectively.

       Diluted EPS is calculated by dividing income available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,061,536 and 9,056,806 for the three months ended September 30, 2000 and 1999, respectively; and 9,097,176 and 9,056,806 for the nine months ended September 30, 2000 and 1999, respectively; and reflects 4,730 and 40,370 additional shares issuable in connection with stock options, for the three months ended September 30, 2000 and the nine months ended September 30, 2000 , respectively.

       Options to purchase approximately 1,068,624 and 953,618 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2000 and 1999, respectively, and options to purchase 759,916 and 572,015 shares of common stock were not included in the computations of diluted earnings per share for the nine months ended September 30, 2000 and 1999, respectively, because the effects would have been antidilutive.

(3)    COMPREHENSIVE INCOME (LOSS):

       The comprehensive income (loss) includes foreign currency translation gains and losses. The balance sheet translation adjustment was ($9,470) and $48,389 for the three months ending September 30, 2000 and 1999, respectively, and ($57,288) and $45,637 for the nine months ending September 30, 2000 and 1999, respectively.

(4)      RESTRUCTURING AND OTHER NON RECURRING CHARGES:

       During 1999, the Company recorded an aggregate restructuring charge of $5,178,000 related to the consolidation and integration of operations in three of the Company's operating locations. During the second quarter of 2000, the Company reversed approximately $383,000 of previously recorded restructuring reserves no longer required due to the revision of certain estimates. At September 30, 2000, the Company had approximately $546,000 of accrued restructuring costs related to facilities.

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage its renewed profitability and growth strategy, the results of the Company's investment spending, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital and changes in the business document outsourcing industry. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues increased $5,315,000 or 17%, to $37,102,000 for the three months ended September 30, 2000, from $31,786,000 for the three months ended September 30, 1999. This increase was primarily attributable to increased sales volumes for the Comapany's financial services and retail clients, and new customers in the fulfillment business utilizing the Company's database services.

Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of sales in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generation activities and have been reclassified to more accurately reflect gross margins.

Gross profit increased $2,330,000, or 28%, to $10,536,000 for the three months ended September 30, 2000, from $8,206,000 for the three months ended September 30, 1999. The increase in gross profit was primarily attributable to the increased sales activity over the prior year period. The gross profit margin increased from 26% for the three months ended September 30, 1999 to 28% for the same period in 2000. The increase in the gross profit margin was due to increased sales growth and more efficient utilization of the Company's existing assets. However, the profit margin was negatively impacted by start up costs for new customers and the continued investment in developing the Company's Internet offerings.

Selling, general and administrative expenses decreased $206,000, or 2%, to $8,988,000 for the three months ended September 30, 2000 from $9,194,000 for the three months ended September 30, 1999. As a percentage of revenues, selling general and administrative expenses decreased from 29%, for the three month period in 1999, to 24% in 2000. The decrease in selling, general and administrative expenses was primarily due to the reduction of corporate sales expenses and other corporate expenses and the absence of redundant overhead and facility costs incurred during the prior year's integration process.

Interest expense decreased $73,000, or 10%, to $701,000 for the three months ended September 30, 2000, from $774,000 for the three months ended September 30, 1999. The decrease was a result of repayments to the Company's credit facility as a result of improved cash flows.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues increased $11,411,000, or 12%, to $106,514,000 for the nine months ended September 30, 2000, from $95,103,000 for the nine months ended September 30, 1999. This increase was primarily attributable to increased sales volumes from new and existing customers, particularly from customers in the financial services and retail industries, and the Company's increased capacity in its newly upgraded facilities.

Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of sales in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generating activities and have been reclassified to more accurately reflect gross margins.

Gross profit increased $3,244,000, or 12%, to $30,518,000 for the nine months ended September 30, 2000, from $27,274,000 for the nine months ended September 30, 1999. The increase in gross profit was primarily attributable to the increased sales activity over the prior year period. The gross profit margin remained consistent at 29% for the same period in 2000. The profit margins were negatively impacted by the increased costs of the Company's upgraded facilities and continued Internet investments.

Selling, general and administrative expenses increased $221,000, or 1% to $25,572,000 for the nine months ended September 30, 2000 from $25,351,000 for the nine months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 26% to 24%. The increase in selling, general and administrative expenses was primarily due to increased compensation expense, including increased commissions on higher sales, offset by the decreases in corporate sales expenses and the absence of redundant overhead and facility costs incurred during the prior year's integration process.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

During the second quarter of 2000, the Company reversed approximately $383,000 of restructuring reserves incurred during 1999 in connection with the consolidation and integration of operating locations. The Company also recorded a nonrecurring charge of $279,000 for impaired assets which resulted from the restructuring plan implemented at the Company's facilities.

Interest expense increased $586,000, or 37%, to $2,187,000 for the nine months ended September 30, 2000 from $1,601,000 for the nine months ended September 30, 1999. This increase was attributable to higher interest rates and increased borrowings on the Company's credit facility to finance equipment purchases, leasehold improvements and payments relating to earnout agreements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, the Company had working capital of approximately $9,066,000 compared to approximately $7,864,000 at December 31, 1999. The increase was primarily attributable to the reduction in current debt and accrued expenses which was partially offset by a decrease in other current receivables. Net cash provided by operating activities for the nine months ended September 30, 2000, was approximately $7,495,000 which consisted primarily of net income plus approximately $7,121,000 generated from depreciation and amortization charges. Net cash used in investing activities for the nine months ended September 30, 2000, was approximately $5,368,000 which consisted primarily of purchases of property and equipment, software and leasehold improvements. Net cash used in financing activities for the nine months ended September 30, 2000, was approximately $2,993,000 for net repayments of long-term debt.

On August 13, 1997, the Company and Summit Bank entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility") in the amount of $30,000,000. On May 8, 2000 the Company and Summit Bank entered into an amendment to the Credit Facility, which, among other things, increased the Credit Facility to $31,500,000. On September 30, 2000, $22,328,000 was
outstanding and $8,028,000 remained available under the Credit Facility.

The Company incurs postage costs on behalf of customers of approximately $3,000,000 to $5,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At September 30, 2000 the Company had postage advances from customers in the amount of approximately $4,758,000 and had prepaid postage and postage receivables of approximately $2,995,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $10,000,000 are expected in 2000. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. The anticipated expenditures relate to technology and production equipment needs of the business. As of September 30, 2000 , the Company had incurred approximately $5,374,000 of such anticipated expenditures.

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

                            VESTCOM INTERNATIONAL, INC.



                            By: /s/ Michael D. Helfand
                               -----------------------------------------------
                                  Michael D. Helfand, Chief Financial Officer
                                  Dated:  November 13, 2000