Form 10-K
period 2000-12-31
VESTCOM INTERNATIONAL INC
filed 2001-03-28
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31, 2000.

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of voting stock held by non-affiliates as of March 1, 2001 was approximately $16.6 million.

Number of shares of Common Stock outstanding as of March 1, 2001:  9,056,806.

Documents incorporated by reference: Definitive Proxy Statement for the registrant's 2001 Annual Meeting of Shareholders (Part III).

                           VESTCOM INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                          PAGE

                                     Part I
Item 1     Business.
Item 2     Properties.
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders
Item 4A    Executive Officers of the Registrant.

                                Part II

Item 5     Market for the Registrant's Common Equity and Related
                Stockholder Matters.
Item 6     Selected Financial Data
Item 7     Management's Discussion and Analysis of Results of
                Operations and Financial Condition
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.
Item 8     Financial Statements and Supplementary Data
Item 9     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.

                               Part III

Item 10    Directors of the Registrant
Item 11    Executive Compensation.
Item 12    Security Ownership of Certain Beneficial Owners and
                Management
Item 13    Certain Relationships and Related Transactions.

                                Part IV

Item 14    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K.

Signatures.

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

General

Vestcom International, Inc. ("Vestcom" or the "Company") is a leading provider of business communications, customer relationship management and retail marketing services, using technology and innovation to supply enhanced value in all phases of communications between businesses and their customers. Vestcom helps its clients market to and communicate with their customers through a wide range of applications in business communications, marketing and data management. Vestcom employs approximately 1,000 individuals and serves customers from 29 facilities throughout the United States and Canada.

Vestcom was founded in September 1996. Concurrently with the consummation of Vestcom's initial public offering (the "IPO") on August 4, 1997, Vestcom acquired seven companies in the business communications industry. Since the IPO, Vestcom has expanded its operations through internal growth and by acquiring eight additional companies in the business communications industry. The companies acquired by Vestcom are referred to herein as the "Operating Companies." Prior to the IPO, Vestcom did not conduct any operations. Unless otherwise indicated, all references to Vestcom's business prior to the IPO refer to the businesses of the original seven Operating Companies as they were conducted on an independent basis. Vestcom maintains a website at vestcom.com.

Vestcom's Expertise Enables it to Provide Value-Added Services to Customers

Vestcom's knowledge of the industry, technological expertise, resources and operating efficiencies enable it to provide a broad range of business communications and marketing services from multiple locations at a competitive cost. The Operating Companies provide a number of value-added services to customers, including managing critical data for customers, printing and distributing personalized documents and providing customer relationship management ("CRM"). Vestcom's services include the creation, management and distribution of critical business communications such as statements, invoices and confirms, as well as database management, and production and distribution of direct mail in support of marketing initiatives. Vestcom also provides enhanced value by creating and managing custom built web storefronts for its customers, and providing the related fulfillment services, including management, warehousing, kitting and distribution of the requested products and literature.

As part of its business communications services, in the financial services industry, Vestcom provides added value by producing statements, invoices and trade confirms in a cost-effective, timely manner, with enhanced graphics, and by providing innovative technology which lets the customer individualize the documents with targeted messages.

As part of its CRM services, Vestcom's web-based fulfillment capabilities integrate the power of the Internet with brick and mortar traditional fulfillment capabilities to strengthen its clients' relationships with their customers. For example, a Vestcom customer can direct its clients to a Vestcom hosted website where the client can request specific information or products. Vestcom captures the request, generates and personalizes the information or product, and distributes it to the requesting individual.

As part of its retail marketing services, Vestcom works with its customers in the retail industry to process and distribute product pricing and merchandising support materials. Vestcom not only produces pricing labels and point-of purchase displays, but also provides its customers with value-added services such as database services, the production and distribution of frequent shopper and personalized ID cards, price books, equipment and supplies for onsite production of product pricing materials and other merchandising support needs.

Vestcom provides services to customers in a broad range of industries. In addition to the financial services and retail industries, Vestcom provides services to customers in the pharmaceutical, telecommunications, utilities, travel and leisure, software and other commercial industries. Vestcom provides its customers with solutions to meet their business communications and marketing services requirements. Vestcom's services enable customers to:

         o Obtain customized business critical documents to meet their specific needs

         Vestcom believes that one of its key competitive advantages is its significant data processing and programming capabilities. Vestcom's technical staff designs and implements the software and systems to produce customized business communications for customers. These documents not only communicate business critical data, but may also provide personalized and focused marketing messages and may be supplemented through selective insertion of marketing materials. Vestcom's capabilities provide customers with the flexibility to produce small or large volumes of business critical documents with the same high quality, while permitting each document to contain customized or individualized information. Vestcom produces documents for most of its customers on a daily, weekly, monthly, or quarterly basis.

         o Fulfill multiple business communication and marketing needs from one source, at a competitive price

         Vestcom's advanced data processing and distribution capabilities permit customers to fulfill many of their business critical communication and marketing needs from a single source, at a competitive cost. By using Vestcom's services, customers can reduce their production, distribution and mailing costs. They can also reduce their overhead and fixed costs by decreasing or eliminating their investments in technology and the need for expensive equipment, floor space, personnel, utilities and other related expenses.

         o  Build and sustain strong relationships with their customers

         Vestcom's marketing services assist customers in building and sustaining strong and profitable relationships with their customers. Vestcom supports a broad range of marketing services from creative development to sophisticated database management, including E-CRM, to timely distribution processes. Whether to increase customer brand awareness, or introduce new offers, products or services, Vestcom's capabilities offer clients multiple opportunities to capitalize on the business potential of customer communications.

         o Manage and utilize critical client information to enhance client communication

         Vestcom works with companies to transform each point of contact with customers into a marketing opportunity. Vestcom's database management technologies give companies the power to create comprehensive customer databases that include customer specific information, such as recent purchases or activities, interests and demographic information. Vestcom's database management capabilities assist customers in creating and implementing marketing campaigns and in determining how each segment of a marketing campaign performed, including response percentages, return on investment, profit per piece and how many pieces converted to sales. Additionally, Vestcom assists its clients in modifying future campaigns based on the captured information.

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

                  o retain the flexibility to change the equipment and technologies that Vestcom utilizes to produce their work; and

                  o select from among a variety of medium, such as paper, electronic formatting via the Internet and compact disc, for the production of their communications.

                  Examples of these new technologies and service offerings include:

                           o Vestcom's database management services, including E-CRM, which assist customers in designing, implementing and determining the effectiveness of marketing campaigns; and

                           o Vestcom's electronic based services which provide customers with the option of:

                                    o Ordering products and marketing materials via the Internet;

                                    o  Providing electronic document delivery;
                                    and

                                    o Offering electronic bill presentment and payment.

Industry Overview

The business communications and marketing services industry is highly fragmented and is characterized by many small companies, which typically serve local markets and provide a narrow range of services, and by numerous in-house operations and several national service providers, some of whom serve specialized market niches. As a result of the increased complexity and volume of business critical documents and the increased costs of producing these documents in-house, a growing number of companies have looked to outsourcing as an alternative to creating, managing and distributing business critical documents in-house. Vestcom believes that many companies offering outsourcing services comparable to Vestcom's services:

         o are unable to meet the needs of large and/or geographically dispersed clients;.

         o do not invest sufficiently in rapidly changing technologies, such as electronic based services; and

         o  have insufficient capital for expansion.

Vestcom believes that the growth of its market is being driven by several factors, including:

         o the increasing trend of businesses to outsource their non-core functions;

         o the increasing trend of viewing business communications as marketing opportunities;

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

Strategy

Vestcom has implemented the following business strategy:

                          Strategy for Internal Growth:

Provide Technological Leadership and Value-Added Solutions

Vestcom's technological expertise combined with its size and scope of service offerings enables it to provide customers with "one stop" shopping at a competitive cost for many of their business communications and marketing services requirements. Using a focused sales approach, driven by a customer intimate strategy, Vestcom provides a broad range of high quality, value added services from multiple locations. Vestcom provides these services on an outsourced basis in which it generally assumes the responsibilities previously performed by the customer's in-house operations. Vestcom believes that, in most cases, it can perform these services more cost-effectively than the customer can perform them internally.

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

Vestcom intends to continue its program to integrate its operating units, including consolidating business locations and eliminating overhead costs. Vestcom believes that this integration will continue to improve cost-effectiveness and brand recognition by:

              o  reducing or eliminating redundant functions and facilities;

              o  increasing equipment utilization; and

              o  creating common sales and marketing materials and approaches.

New Products and Services

Vestcom intends to supplement the selling efforts of its operating units by corporate-sponsored internal product development, acquisition of new products and services and sales and marketing efforts. For example, Vestcom began offering electronic customer relationship management ("E-CRM") services during 2000, as an additional marketing communication tool.

Leverage technical know-how and production resources

Vestcom's operating units share a common technical expertise, which includes data management skills, programming know-how, and expertise related to image/document transmission, formatting, presentation, production and distribution. The units also operate similar printing and related production equipment. To leverage its technical know-how and production resources, Vestcom is continuing its program to transfer industry specific application expertise among its various operating units. For example, some applications marketed to customers in the retail industry are produced at operating units not comprising Vestcom's Retail Solutions Group, and production locations comprising Vestcom's Retail Solutions Group may produce work for customers in markets other than retail.

Increase Sales Emphasis on Larger Opportunities

Vestcom intends to capitalize on its available capacity by aggressively marketing through its integrated sales force. The Company intends to continue focusing its sales and marketing efforts on large, multi-year projects.

Capitalize on Cross-Selling Opportunities

Vestcom has initiated cross-selling efforts and intends to further capitalize on the expertise of the various Operating Companies to expand the range of services provided to existing customers as well as to broaden Vestcom's customer base. As examples, Vestcom believes that its E-CRM services could be marketed to certain customers for whom Vestcom presently produces business critical documents, and its fulfillment services could be marketed to certain customers in the financial services industry for whom Vestcom presently provides laser printing and document distribution services. Vestcom further believes that technologies shared among the Operating Companies, such as the ability to electronically distribute data received from customers to geographically dispersed locations, will increase Vestcom's cross-selling opportunities. In addition, certain of the Operating Companies have expertise in particular industries and with specific types of customers, such as financial institutions, retail chains and telecommunications companies. Vestcom believes that this expertise enhances its ability to obtain and service customers.

For a discussion of certain risks associated with Vestcom's internal growth strategy, see "Risk Factors - There Are Various Risks Related to Integrating Vestcom's Operating Companies", " - Vestcom May Not Be Able to Successfully Manage Its Growth" and "- Vestcom May Not Be Able to Sustain Internal Growth".

                              Acquisition Strategy:

Concurrently with the consummation of its IPO, Vestcom acquired seven companies in the business communications industry. Since the IPO, Vestcom has expanded its operations through internal growth and by acquiring eight additional Operating Companies. Vestcom plans to continue to take advantage of the fragmentation in the business communications and marketing services industries by making strategic acquisitions. Through selective acquisitions, the Company will seek to serve new geographic markets, expand its presence in its existing markets and/or add complementary services.

Targeted geographical areas include those areas which have a high concentration of potential customers with high-volume, business communications requirements. In identifying potential acquisition candidates, Vestcom will look for companies:

              o that are expected to be accretive to Vestcom's earnings per share;

              o with services that are similar or complementary to those provided by Vestcom;

              o  serving geographic markets targeted by Vestcom; and

              o  with strong management and customer relationships.

Vestcom's current focus is on "tuck-in" acquisitions involving companies whose businesses could be merged into the Company's existing operations without creating additional fixed costs. Vestcom believes that it can increase market share through tuck-ins by adding additional customers and leveraging operational efficiencies through the sharing of capacities and capabilities and the elimination of duplicate overhead.

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

Services

Vestcom provides a variety of services for its customers based on their specific needs for business communications and marketing services. These services can be broken down into business communications, customer relationship management ("CRM") and retail marketing, each of which is discussed below.

Business Communications

Vestcom's business communications production and distribution operations, sometimes referred to as print and mail operations, provide data processing, laser printing, variable and selective insertion, and distribution of time-sensitive documents. Vestcom converts electronic data received from its customers into informative, accurate and customized business communications such as brokerage statements, transaction confirms, bank statements, invoices, pension reports, credit union statements and management reports (including sales reports, financial and accounting reports and inventory reports). Vestcom processes its customer's data through specialized systems and software generally developed by or licensed to Vestcom.

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

Vestcom offers its customers a variety of medium for the production and distribution of business communications, including paper, electronic formatting via the Internet, compact disc, microfiche, and microfilm. Vestcom offers electronic document delivery and electronic bill payment and presentment via the Internet, which speeds delivery time and enables end users to view information in electronic format. Vestcom also offers electronic archiving of information which can be accessed via the Internet. Compact disc is primarily used for rapid access to information and in situations where the user needs to manipulate the data easily. Microfiche and microfilm are used primarily for archiving and for other purposes which are not highly time-sensitive.

Vestcom utilizes similar processes to produce and distribute direct marketing material for its customers. In addition, Vestcom's technological capabilities enable it to produce marketing materials using four color, variable digital print. Through this process, Vestcom produces mailings containing individualized information and personal photographs. For example, a pharmaceutical company may promote a particular drug by producing informational posters and bulletins about their product that contain a picture of the targeted doctor as well as the doctor's mailing information. By combining variable, digital color operations with Vestcom's database capabilities, the Company is able to produce custom made marketing literature that selects print choices based upon known customer information.

The Company's production operations also provide intelligent insertion of supplementary marketing material into envelopes, selective distribution, quality control and cost-effective and expedited postal delivery. Vestcom provides both selective (intelligent) and non-selective insertion services. Vestcom's technology folds and inserts reports, bills, invoices and other marketing materials into envelopes. Vestcom provides cost effective and rapid distribution of completed documents. By electronically distributing data received from customers to geographically dispersed production and distribution centers, Vestcom reduces distribution costs while improving delivery time.

In addition to Vestcom's individualized applications for customers, the Company also targets customers desiring to outsource a significant portion or all of their laser printing and document distribution processes. Vestcom will typically assume most of the responsibilities previously performed by the customer's in-house operations either on a facilities management basis or on an outsourced basis. Vestcom believes that outsourcing will often enable the customer to close its in-house document management center.

Vestcom's business communications services include the purchase, storage and inventory management of printed forms, envelopes, letterhead and marketing materials for customers. Vestcom also offers limited offset printing services to print forms, stationery and other marketing materials.


Retail Marketing

Vestcom's retail marketing operations include the production and distribution of laser printed retail shelf labels on both vinyl and laminated paper, laser printed price books, customer communications material and database services for the retail industry. In addition, Vestcom produces and distributes point-of-purchase displays, frequent shopper and personalized ID cards and other merchandising support materials. For example, major grocery and drug-store chains rely on Vestcom to manage product pricing information. Promotions and price changes are transmitted weekly to Vestcom for the creation of point-of-purchase shelf labels, which are laser printed and ready for distribution to retail stores throughout North America generally within 24 hours of receipt of data. These labels typically display the product's price (including unit price), a bar-code for scanning and information about the product such as its size and weight. Vestcom utilizes high-speed laser printers and specialized finishing equipment to produce these labels. Through its nationwide distribution network, Vestcom provides rapid turnaround of labels to its customers' stores and distribution centers daily, weekly or as otherwise required to reflect changes in the information contained on the labels.

Vestcom also produces identification cards for the health insurance industry, merchandise support products such as store signage and label clips, produce and meat labels, scale label blanks, and register tape for grocery and drugstore chains. The Company also sells laminating machines and a full range of consumable supplies, including blank vinyl label sheets, to customers choosing to produce identification cards and retail price shelf labels in-house.

The Company seeks to increase its share of the retail labeling market through increased penetration of existing retail customers and the introduction of new products. In 1999, the Company introduced new products such as Pop-O-Gram (in-store product advertising) and Plan A+ shelf strips (combining pricing and product shelf layout / Plan-O-Gram data for retail store chains) and increased its marketing and sales of these products during 2000. These new products are intended to assist retail store operators with in-store merchandising and advertising.

Customer Relationship Management ("CRM") Services

Vestcom's CRM services include database, fulfillment and Internet related services.

         Database

Vestcom's database services include the creation and maintenance of customer databases through targeted e-mail, web pages or captured survey and response data. Vestcom's advanced data management techniques and e-CRM services assist in creating customer driven marketing campaigns. Through its e-CRM services the Company helps its customers tailor their marketing focus and target specific desired audiences. The combination of database management with Vestcom's other capabilities, including the printing and distribution of direct marketing materials and electronic presentment, enables the Company to provide its customers with end-to-end value-added services. Vestcom is able to assist its customers by:

              o collecting customer specific information and organizing this critical information;

              o  identifying and targeting customers;

              o developing and creating promotional marketing materials and direct mail marketing programs aimed at these customers;

              o distributing the marketing materials electronically and via traditional mail;

              o determining the effectiveness of direct marketing programs by performing database response analyses; and

              o modifying future marketing campaigns based upon customer response.

Vestcom's strategy is to expand its database management services by cross-selling these services to its direct mail and fulfillment customers. Vestcom expects its e-CRM services to increase business communications volume in the future as the database marketing work generates electronic and printed information.

         Fulfillment

Vestcom provides fulfillment services whereby it warehouses clients' inventory of literature or products, receives and compiles orders and then distributes the materials to various locations based upon the customer's order. Vestcom processes requests via business reply cards, fax ordering, inbound telemarketing and the Internet. Vestcom's inbound telemarketing service includes customer service representatives who take orders and provide information concerning inventory availability, anticipated delivery and the status of previously placed orders. Vestcom's services allow customers to seamlessly integrate their call center or website to Vestcom, enabling Vestcom to fill orders directly. Vestcom also produces customized computer reports which track the volume and frequency of shipments of materials to various locations.

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

As part of its fulfillment services, Vestcom prints, packages and distributes documents that are subject to frequent revision or unpredictable demand, such as product instruction manuals, training manuals and technical materials. For example, a software company that provides instruction manuals to its customers may need to update the manuals frequently to reflect changes in its product. Vestcom's print on demand system permits the customer to revise the instruction manual, cost-effectively producing the number of copies required at the time the information is needed. The flexibility of Vestcom's system enables the customer to make product enhancements (such as corrections or improvements to product manuals) without maintaining costly inventories of documents that might quickly become outdated. Vestcom also provides complete assembly of software packages, including coordination of software duplication and production of the applicable documentation.


         Internet Services

Vestcom's range of data management and delivery services include Internet-based solutions such as electronic bill presentment and payment, web-based fulfillment services and e-mail distribution. Vestcom's automated information and technology infrastructure enables the Company to distribute bills, statements and marketing material over the Internet. Vestcom also provides Internet-based data archiving.

Vestcom's Internet services are complementary to the Company's more traditional services and add a unique distribution tool. Just as paper-based bills received by consumers often contain marketing inserts and product offerings, Vestcom's Internet bill presentment capabilities enable its customers to advertise additional products and services on their electronic bills. Further, a Vestcom customer can determine to distribute the same information to the end users via different medium, such as traditional paper-based marketing literature and e-mail messaging.

Vestcom believes that an increasing number of communications service providers, utilities, financial services and other industries will require electronic statement and information presentment capabilities. Because of its existing volume, state-of-the-art processing systems and strong client relationships, the Company believes its is in a unique position as a one-stop, full-service supplier of either paper-based or electronically delivered information.

Development of New Services

Vestcom believes that its future success depends on its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers.

Sales and Marketing

Vestcom's sales efforts are handled principally through its in-house direct sales staff of 56 sales professionals. Vestcom also employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects.

Vestcom's sales force is aligned by vertical markets such as financial services, pharmaceutical services and retail services to provide the sales professionals with a deeper understanding of the dynamics of a particular industry. This alignment assists the sales force in tailoring solutions to a particular client. Vestcom's sales force is trained and encouraged to cross-sell the Company's products and services and to seek out higher margin opportunities. In addition, Vestcom employs technical product managers who can help local sales professionals with local opportunities when an expert is needed, such as Internet services or database solutions.

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

Customers

Vestcom provides services to customers in a broad range of industries, including the financial services, retail, pharmaceutical, telecommunications, utilities, health care, travel and leisure and software industries. No one customer presently accounts for over 6% of Vestcom's revenues.

Competition

Vestcom operates in a highly competitive industry. There can be no assurance that Vestcom's targeted customer base will outsource more of their needs for business communications and marketing services or that such businesses will not bring in-house services that they currently outsource. In addition, with respect to those services that are outsourced, Vestcom competes with a variety of companies, many of which have greater financial resources than Vestcom. A number of Vestcom's current suppliers of equipment and services are also a source of competition. Vestcom's major competitors include Output Technology Solutions
(a division of DST Systems), IKON Office Solutions, Wallace Computer Services, Inc., Bowne & Co., Inc., Moore Corporation Ltd., The Relizon Company (formerly a division of Reynolds & Reynolds), Acxiom Corporation, Harte Hanks Communications, Inc., F.Y.I. Incorporated, Xerox Business Services, Pitney Bowes Management Services, Anacomp, and Lason, Inc., as well as smaller local, regional and national providers.

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

Vestcom believes that the principal competitive factors in providing one-stop solutions to meet customers' business communications and marketing services requirements include technological expertise, quality and accuracy, turnaround time, price, reliability and security of service, reputation, client industry expertise, capacity back-up and redundancy capabilities and customer support and service. Vestcom believes that it competes favorably with respect to these factors, although there can be no assurance that it will continue to do so.

Employees

At December 31, 2000, Vestcom had approximately 1000 full-time and 100 part-time employees. No employees of Vestcom are represented by a labor union. Vestcom considers its relations with its employees to be good.

                                  RISK FACTORS

Vestcom Has Limited Combined Operating History

Prior to the consummation of the IPO and the acquisitions of the original seven Operating Companies on August 4, 1997, Vestcom conducted no operations and generated no revenues. Vestcom has acquired eight additional Operating Companies since the IPO. These companies, together with the original seven companies, are referred to as the "Operating Companies." Prior to their acquisition by Vestcom, the Operating Companies operated as separate, independent businesses. Vestcom cannot be certain that the Operating Companies or the companies it may acquire in the future will achieve sales and profitability justifying Vestcom's investment in them.

There are Various Risks Related to Integrating Vestcom's Operating Companies

The process of integrating the operations of the Operating Companies and other businesses Vestcom may acquire into Vestcom's business may involve unforeseen difficulties and may require a significant amount of Vestcom's financial and other resources, including management time. In connection with the integration process, Vestcom may experience:

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

Vestcom Depends on Certain Technology

Vestcom's success is dependent on its ability to acquire and utilize competitive production technologies on a more cost-effective basis than Vestcom's existing and potential customers can utilize them in-house. Vestcom's services could be rendered noncompetitive or obsolete by technological advances made by its current or potential production technology suppliers, some of whom may be competitors. In addition, Vestcom could make a significant investment in equipment or technology which quickly becomes obsolete. Vestcom cannot be certain that it will be able to obtain the rights to use any of these technologies, that it will be able to implement effectively these technologies on a cost-effective basis or that these technologies will not render noncompetitive or obsolete Vestcom's role as a leading provider of business communications, CRM and retail marketing services.

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

Vestcom Faces Risks Related to its Acquisition Strategy

Vestcom intends to expand its operations through the acquisition of additional businesses in the business communications, CRM and retail marketing businesses. There can be no assurance that Vestcom will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into Vestcom without substantial costs, delays or other operational or financial difficulties. Further, acquisitions may involve a number of special risks, including:

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

The Price of Vestcom's Common Stock May Be Volatile

In recent years the stock market has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations, as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic, industry specific and market conditions, may adversely affect the market price of Vestcom's Common Stock. Vestcom's quarterly results of operations may vary materially as a result of factors which include: the costs of integrating acquired companies, the gain or loss of material customers and contracts, changes in Vestcom's operating cost structure, variations in the prices charged for Vestcom's services and the timing and structure of Vestcom's acquisitions. Fluctuations in Vestcom's stock price may adversely affect Vestcom's business.

Vestcom May Face Potential Liability for Breach of Confidentiality

A substantial portion of Vestcom's business involves the handling of data containing confidential and other sensitive information. There can be no assurance that unauthorized disclosure will not result in liability to Vestcom or damage Vestcom's reputation. In addition, in connection with providing its Internet suite of products, Vestcom transmits information about third parties over the Internet. Vestcom may be exposed to liability with respect to the transmission of such third party information.

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

In December 1999, Vestcom adopted a shareholder protection rights plan as part of its strategy of enhancing shareholder value. The Board believed that the plan would provide it with more negotiating leverage in seeking to obtain a full and fair price from any potential bidder. Although the Board considered that the shareholder protection plan might deter an acquisition proposal or tender offer for the Company's common stock that might otherwise be forthcoming, the Board believed that the advantages of the plan far outweighed the disadvantages.

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

Item 2. Properties

Vestcom currently operates in 29 facilities, aggregating approximately 855,000 square feet. These facilities are located in 17 states and in the Provinces of Quebec and Ontario, Canada. All of these facilities are leased and are used for operations, administrative and/or storage functions. Leases vary in term remaining from month-to-month to 13 years and in some cases, include options to extend the lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2000, no matters were submitted to a vote of Vestcom's security holders.

Item 4A. Executive Officers of the Registrant

Vestcom's executive officers are as follows:


Name                                       Age*                Positions with Vestcom
----                                       ----                ----------------------
Joel Cartun                                 61                 Chairman of the Board

Brendan Keating                             46                 Chief Executive Officer, President and Chief
                                                               Operating Officer

Michael D. Helfand                          41                 Executive Vice President, Chief Financial
                                                               Officer, Treasurer and Assistant Secretary

Sheryl Bernstein Cilenti                    32                 Vice President, General Counsel and Secretary

David Adler                                 49                 Vice President and Chief Technology Officer

* Ages are as of March 1, 2001.

Joel Cartun has been a director of Vestcom since its incorporation in September 1996 and Chairman of the Board since August 1997. He served as Chief Executive Officer from its incorporation until April 2000, and as President of Vestcom from its incorporation until March 1999. Mr. Cartun founded Comvestrix Corp. (now known as Vestcom Mid-Atlantic, Inc. ("VMA")), one of the original seven Operating Companies, in 1969, and has served as a director of that corporation since its incorporation, and as Chief Executive Officer until April 2000, and as President until October 1998. Mr. Cartun was a founder of Xplor International, a trade association for the electronic printing industry.

Brendan Keating has served as Chief Executive Officer of Vestcom since April 2000, as President of Vestcom since March 1999, as a director since May 1998, and as Chief Operating Officer of Vestcom since October 1997. He served as Executive Vice President of Vestcom from October 1997 until March 1999. He has served as President of VMA since October 1998, and as Chief Operating Officer of VMA from October 1997 until April 1998. He served as Vice President of Bowne & Co., Inc. (a financial printing company) from 1991 until October 1997. He also served as Vice President of Operations of Bowne of New York City, Inc. from 1985 to 1991, and as President of Bowne Business Communications from 1993 to 1995.

Michael D. Helfand has served as Executive Vice President, Chief Financial Officer and Treasurer of Vestcom since October 1999 and as Assistant Secretary since February 2000. Prior to joining Vestcom, Mr. Helfand served as the Executive Vice President and Chief Financial Officer of World Color Press from February 1998 to December 1998. Prior to that, he served as Vice President and Assistant Controller of ABC, Inc. from October 1994 to February 1998.

Sheryl Bernstein Cilenti has served as Vice President and General Counsel of Vestcom since October 1997 and as Secretary of Vestcom since November 1997. From September 1993 until joining Vestcom, Ms. Cilenti was an associate at Lowenstein Sandler PC in Roseland, New Jersey, where she practiced law primarily in the areas of mergers and acquisitions, securities and general corporate law.

David Adler has served as Vice President of Vestcom since February 28, 2001 and as Chief Technology Officer of Vestcom, and Vice President and Chief Technology Officer of VMA since May, 1998. Prior to joining Vestcom, from 1993 through April 1998, Mr. Adler served as the Director of Database Marketing and Management for the Business Marketing Division of AT&T (a telecommunications company). Prior to that, he served as Vice President - Information Services and Chief Information Officer for AT&T American Transtech, from 1988 through 1993.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Vestcom's Common Stock has traded on the Nasdaq National Market since July 30, 1997, under the symbol "VESC". The following table sets forth the range of high and low closing sales prices for the Common Stock on the Nasdaq National Market for the periods indicated:


                                               High                       Low
                                               ----                       ---
Year ended December 31, 1999:
              First quarter                    8.50                      4.750
              Second quarter                   6.438                     3.50
              Third quarter                    4.688                     2.625
              Fourth quarter                   3.875                     2.688

Year ended December 31, 2000:
              First quarter                    6.375                     3.50
              Second quarter                   5.375                     3.063
              Third quarter                    4.00                      2.375
              Fourth quarter                   2.656                     1.531


As of March 19, 2001, there were 61 holders of record of the Common Stock.

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

In November 2000, the Company issued 127,746 shares of Common Stock that were not registered under the Securities Act of 1933. Such shares were issued to a former shareholder of one of the original seven Operating Companies, and were issued upon the conversion of shares of a Canadian subsidiary. No other consideration was given for the shares. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 6.       SELECTED FINANCIAL DATA

         Vestcom acquired the original seven Operating Companies on August 4, 1997 concurrently with the consummation of the Company's initial public offering ("IPO"). Prior to the consummation of the IPO, Vestcom conducted no activities, other than those related to the IPO and the acquisition of the seven original Operating Companies. For financial statement presentation purposes, Vestcom has been identified as the accounting acquirer. The following selected historical financial data of Vestcom have been derived from the audited financial statements of Vestcom. The Statements of Operations Data included below reflect the operations of the Operating Companies from the respective dates of their acquisition.

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

                                                                                                                    Period from
                                                                                                                     Inception
                                            Year Ended        Year Ended         Year Ended       Year Ended    (September 19, 1996)
                                            ----------        ----------         ----------       -----------   --------------------
                                            December 31,      December 31,       December 31,     December 31,     to December 31,
                                           -------------     -------------      -------------    -------------     ---------------
                                               2000               1999               1998             1997              1996
                                               ----               ----               ----             ----              ----
Statement of Operations Data:

Revenues................................     $  146,076         $ 130,240          $  108,676        $ 29,777        $       -

Income (Loss) from Operations...........     $    7,250         $ (1,383)          $    8,927        $  2,671           (1,633)

Net Income (Loss) - Basic...............     $    2,337         $ (2,333)          $    4,627        $  1,308        $  (5,078)
Net Income (Loss) - Diluted.............     $    2,337         $ (2,333)          $    4,623        $  1,249        $  (5,078)
Net Income (Loss) per share - Basic.....     $      .26         $   (.26)          $      .52        $    .31        $       -
Net Income (Loss) per share - Diluted...     $      .26         $   (.26)          $      .52        $    .29        $       -

Additional Information
EBITDA                                       $   18,344         $   6,862          $   15,228        $  4,681

                                             December 31,      December 31,      December 31,     December 31,
                                            -------------     -------------     -------------     ------------
Balance Sheet Data:                             2000              1999              1998               1997
                                                ----              ----              ----               ----

Working capital                              $    6,319         $   7,864          $    3,745        $ 17,147
Total assets                                 $  155,944         $ 159,380          $  142,544        $114,346
Long term obligations                        $   27,857         $  34,144          $   21,386        $ 10,802
Stockholders' equity                         $   92,078         $  89,799          $   89,911        $ 83,028

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the financial condition and results of operations of Vestcom should be read in conjunction with Vestcom's Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Disclosures Regarding Forward Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage the Company's growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including electronic and Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business communications industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

         Vestcom International, Inc. was incorporated in September 1996. Concurrently with the consummation of Vestcom's IPO on August 4, 1997, Vestcom acquired seven companies in the business communications industry each of which had been operating as a separate independent entity. For accounting purposes, the acquisitions of the original seven Operating Companies were deemed to be made August 1, 1997, using purchase accounting, with Vestcom as the acquirer. Since the IPO, Vestcom has acquired eight additional companies in the business communications industry (collectively with the original companies referred to herein as "Operating Companies").

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 ($ in
000's)

         Revenues increased $15,836 or 12.2%, from $130,240 for the year ended December 31, 1999 to $146,076 for the year ended December 31, 2000. This growth was primarily due to increased sales to new and existing customers primarily in the financial services and retail markets. In addition, the Company's fulfillment revenue has grown significantly over the prior year due to new customers.

         Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of revenues in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generation activities and have been reclassified to more accurately reflect gross margins.

         Vestcom's gross profit increased $4,610, or 12.2%, from $37,727 for the year ended December 31, 1999 to $42,337 for the year ended December 31, 2000. The increase in gross profit was primarily attributable to the Company's increased revenue for the year. Gross margins year over year have remained stable at 29%, while the Company experienced increased costs associated with its newly upgraded facilities.

         Selling, general and administrative expenses increased $1,260, or 3.7%, from $33,932 for the year ended December 31, 1999, to $35,191 for the year ended December 31, 2000. As a percentage of revenues, selling general and administrative expenses decreased from 26.1% in 1999, to 24.1% in 2000. This decrease was attributable to the Company's effort to streamline its cost structure and enhance efficiencies, which has been attained through the Company's restructuring and consolidation efforts made during 1999.

         During the second quarter of 2000, the Company reversed approximately $383 of restructuring reserves incurred during 1999 in connection with the consolidation and integration of operating facilities. The Company also recorded a nonrecurring charge of $279, in 2000 for impaired assets, which resulted from the restructuring plan implemented at the Company's facilities.

         Interest expense increased $515, or 22.7%, from $2,269 for the year ended December 31, 1999, to $2,784 for the year ended December 31, 2000. This increase was attributable to increased borrowings on the Company's credit facility early in 2000 and increased interest rates in 2000 over the prior year.

         Other income increased $1,171, or 547.1%, from $214 for the year ended December 31, 1999, to $1,385 for the year ended December 31, 2000. This increase was primarily related to the gain on the sale of the Company's mail presort assets which were sold in the fourth quarter of 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 ($ in
000's)

         Revenues increased $21,565, or 19.8%, from $108,676 for the year ended December 31, 1998, to $130,240 for the year ended December 31, 1999. This increase was primarily attributable to the full year effect of 1998 acquisitions which accounted for approximately $14,429, or 13.3%, of such increase. The remainder of the increase, or approximately $7,136, was attributable to internal growth over 1998 revenues. This internal growth, of 6.6%, was due to increased sales to new and existing customers primarily in the financial services and retail markets. The Company's internal growth rate accelerated in the fourth quarter of 1999 due to the Company's consolidation and integration plan.

         Certain 1999 expenses have been reclassified from selling, general and administrative expenses to cost of revenues in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generation activities and have been reclassified to more accurately reflect gross margins.

         Vestcom's gross profit decreased $2,155, or 5.4%, from $39,882 for the year ended December 31, 1998, to $37,727 for the year ended December 31, 1999. Excluding the effect of the reclassification, the gross profit would have increased $2,856, or 7.2%, to $42,738 for the year ended December 31, 1999. The increase in gross profit, excluding the effect of the reclassification, was primarily attributable to acquisitions which accounted for $5,423, or 13.6%, of such increase, offset by increased costs and duplicate expenses incurred as the Company consolidated its operations and excess capacity in its fulfillment operations. These costs caused gross margins to decrease from 36.7% in 1998, to 32.8% in 1999, excluding the effect of the reclassification.

         Selling, general and administrative expenses increased $2,977, or 9.6%, from $30,955 for the year ended December 31, 1998, to $33,932 for the year ended December 31, 1999. Excluding the effect of the reclassification, selling, general and administrative expenses would have increased $7,988, or 25.8%, to $38,943 for the year ended December 31, 1999. As a percentage of revenues, selling general and administrative expenses increased from 28.5% in 1998, to 29.9% in 1999, excluding the effect of the reclassification. The increase, excluding the effect of the reclassification, was attributable in part to acquisitions, which accounted for approximately $2,450, or 7.9%, of such increase. The remaining increase in selling, general and administrative expense was primarily due to increased compensation expense including increased commissions on higher sales, increased staffing for new technical and administrative personnel to support the greater volume of business, increased spending in sales and marketing programs and the costs associated with increased corporate development programs. In addition, the Company incurred costs in connection with its efforts to integrate its Operating Companies. These costs included redundant overhead and facility costs and other integration costs.

         In 1999, the Company recorded $5,178 of restructuring and other non-recurring charges. The Company's restructuring plan was comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. The restructuring charges included $2,786 of facility closure and consolidation costs and $1,250 related to the termination of employees. In addition, the Company incurred moving expenses of $1,142 related to the various relocations during the second and third quarters of 1999. The restructuring plan did not contemplate the Company eliminating any of its current products or services; the consolidations were designed to make the Company's existing businesses more efficient.

         Interest expense increased $1,473, or 185.1%, from $796 for the year ended December 31, 1998, to $2,269 for the year ended December 31, 1999. This increase was attributable to increased borrowings on the Company's credit facility to finance acquisitions, equipment purchases, leasehold improvements and payments related to earnout agreements.

Liquidity and Capital Resources

       At December 31, 2000, Vestcom had working capital of approximately $6,319 compared to $7,864 at December 31, 1999. The decrease is primarily attributable to a decrease in income tax receivables, as a result of tax refunds received during 2000. Net cash provided by operating activities for the year ended December 31, 2000, was approximately $14,380 and was generated primarily from net income, depreciation, amortization charges and income tax refunds, partially offset by increases in accounts receivable. Net cash used in investing activities for the year ended December 31, 2000, was approximately $6,416, which consisted primarily of $9,998 used for the purchase of property and equipment (which includes software), partially offset by proceeds from the sale of the Company's mail presort assets sold in the fourth quarter of the year. Net cash used in financing activities for the year ended December 31, 2000, was approximately $8,732, which reflected the reduction of the Company's long term debt.

       On August 13, 1997, the Company and Summit Bank entered into an Equipment Facility and Revolving Credit Agreement in the amount of $30,000 (the "Credit Facility"). On May 8, 2000, the Company and Summit Bank entered into the Fifth Amendment to the Credit Facility, which among other things, increased the Credit Facility to $31,500. On February 2, 2001, the Company and Summit Bank entered into the Sixth Amendment to the Credit Facility, which extended the maturity date to April 1, 2002. On December 31, 2000, approximately $16,732 was outstanding and $12,885 remained available under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

       Vestcom incurs postage costs on behalf of customers of approximately $2,500 to $6,000 each month. Vestcom seeks to collect such postage costs from its customers in advance. At December 31, 2000, Vestcom had postage advances from customers in the amount of approximately $5,454 and had prepaid postage and postage receivables of approximately $2,536. To the extent Vestcom is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

       Capital expenditures of approximately $9,998 for property and equipment, leasehold improvements and software were made in 2000. These investments, which were financed primarily by borrowings and vendor financing, relate to the purchase of supplemental production equipment and improved technology to meet customer demands for business communications. The Company anticipates additional capital expenditure requirements in 2001, relating primarily to technology and the production equipment needs of the business. Currently, these expenditures are estimated to be approximately $10,000. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The preceding sentence constitutes a forward looking statement.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

       Vestcom's major "market risk" exposure is the effect of changing interest rates. Vestcom manages its interest expenses by using a combination of fixed and variable rate debt. At December 31, 2000, Vestcom's debt consisted of approximately $9,353 of fixed-rate debt with a weighted average interest rate of 8.2% and $14,843 of variable-rate debt, which consisted of a LIBOR thirty-day loan entered into on December 28, 2000 for $12,000 at 8.6% and $2,843 of other variable rate debt with a weighted average interest rate of 10.5%. The amount of variable-rate debt fluctuates during the year based on Vestcom's cash requirements; maximum borrowings at any quarter end during 2000 were $24,036. If interest rates on such variable debt were to increase by 200 basis points, the net impact on Vestcom's results of operations and cash flows would be immaterial.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                              Page

Report of Independent Public Accountants                                    F-1
Vestcom International, Inc. and Subsidiaries
       Consolidated Balance Sheets at December 31, 2000 and 1999            F-2
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998                                     F-3
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 2000, 1999 and 1998                 F-4
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows for the
       years ended December 31, 2000, 1999 and 1998                         F-5
Vestcom International, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements                           F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vestcom International, Inc.:

We have audited the accompanying consolidated balance sheets of Vestcom International, Inc. (a New Jersey corporation) and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestcom International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 23, 2001

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS                                                                                   2000                     1999
                                                                                         ----                     ----
CURRENT ASSETS
Cash                                                                                  $    633,567            $  1,458,613
Accounts receivable, net of allowance for
    doubtful accounts of $1,247,370 and $1,521,924 in 2000 and
    1999, respectively                                                                  31,263,745              27,228,690
Supplies inventory                                                                       5,295,564               5,369,750
Income taxes receivable                                                                          -               2,287,582
Prepaid expenses and other current assets                                                5,134,900               6,956,375
                                                                                      ------------             -----------
                           Total current assets                                         42,327,776              43,301,010

PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization                                           39,313,069              37,518,273

GOODWILL, net                                                                           73,912,726              77,894,965

OTHER ASSETS                                                                               390,609                 665,345
                                                                                      ------------            ------------
                           Total assets                                               $155,944,180            $159,379,593
                                                                                      ============            ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

LIABILITIES & STOCKHOLDERS' EQUITY                                                            2000            1999
                                                                                              ----            ----
CURRENT LIABILITIES
Current portion of long-term debt                                                        $  1,236,437      $  2,573,729
Current portion of capital lease obligations                                                2,874,695         2,847,647
Accounts payable                                                                           14,913,615        15,067,563
Accrued expenses                                                                           15,385,854        13,372,619
Income taxes payable                                                                          753,774                 -
Other current liabilities                                                                     843,960         1,575,385
                                                                                         ------------      ------------

                  Total current liabilities                                                36,008,335        35,436,943

LONG-TERM DEBT                                                                             16,449,273        21,950,879
CAPITAL LEASE OBLIGATIONS                                                                   3,635,585         5,555,643
DEFERRED CHARGES & OTHER LIABILITIES                                                                -           549,344
DEFERRED INCOME TAXES                                                                       7,772,610         6,088,235
                                                                                         ------------      ------------

                  Total liabilities                                                        63,865,803        69,581,044

STOCKHOLDERS' EQUITY:
Preferred Stock, Class B, 1 share authorized, issued and outstanding at
     December 31, 2000 and December 31, 1999                                                1,240,274         2,651,867
Common Stock, no par value; 20,000,000 shares authorized:
     9,056,806 shares issued and outstanding at December 31, 2000 and
     December 31, 1999                                                                     90,300,456        88,888,863
Retained earnings (accumulated deficit)                                                       861,565        (1,475,638)
Accumulated other comprehensive (loss)                                                       (323,918)         (266,543)
                                                                                         ------------      ------------
                  Total stockholders' equity                                               92,078,377        89,798,549
                                                                                         ------------      ------------
                  Total liabilities & stockholders' equity                               $155,944,180      $159,379,593
                                                                                         ============      ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000                   1999                1998
                                                                        ----                   ----                ----
REVENUES                                                            $146,076,045           $130,240,331        $108,675,572

COST OF REVENUES                                                     103,739,430             92,513,350          68,793,382
                                                                    ------------           ------------        ------------
          Gross Profit                                                42,336,615             37,726,981          39,882,190
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                            35,191,158             33,931,551          30,955,177
RESTRUCTURING CHARGE AND OTHER NON- RECURRING ITEMS                      104,416             (5,178,473)                  -
                                                                    ------------           ------------        ------------
         Income (loss) from operations                                 7,249,873             (1,383,043)          8,927,013
                                                                    ------------           ------------        ------------
OTHER INCOME (EXPENSE)
         Interest expense                                             (2,783,738)            (2,269,200)           (796,251)
         Other income                                                  1,385,117                214,059             243,432
                                                                    ------------           ------------        ------------
                                                                      (1,398,621)            (2,055,141)           (552,819)
         Income (loss) before provision (benefit) for
            income taxes                                               5,851,252             (3,438,184)          8,374,194

PROVISION (BENEFIT) FOR INCOME TAXES                                   3,514,049             (1,105,179)          3,746,773
                                                                    ------------           ------------        ------------
          Net income (loss)                                         $  2,337,203          $  (2,333,005)       $  4,627,421
                                                                    ============          =============        ============
EARNING PER SHARE:

Net income (loss) per share-basic                                   $       0.26          $       (0.26)       $       0.52
                                                                    ============          =============        ============


Net income (loss) per share - diluted                               $       0.26          $       (0.26)       $       0.52
                                                                    ============          =============        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                               (Accumulated        Accumulated
                                                                                                 Deficit)/            Other
                                           Common Stock                Preferred Stock            Retained         Comprehensive
                                     Shares           Amount         Shares       Amount         Earnings         Income (Loss)
                                     ------           ------         ------       ------         --------         -------------
Balance at December 31, 1997       8,483,811         84,229,597       301       2,651,867       (3,770,054)           (83,584)
                                   =========        ===========     =====      ==========     ============          =========
Issuance of Common Stock in
Connection with Earnouts             304,779          2,552,418      (200)              -                -
Translation Adjustment                     -                  -         -               -                -           (296,325)
Net Income                                 -                  -         -               -        4,627,421                  -

    Total Comprehensive Income             -                  -         -               -                -                  -
                                   ---------        -----------     -----      ----------     ------------          ---------
Balance At December 31, 1998       8,788,590        $86,782,015       101      $2,651,867     $    857,367          $(379,909)
                                   =========        ===========     =====      ==========     ============          =========
Issuance of Common Stock in
Connection with Earnouts             268,216          2,106,848      (100)              -                -                  -
Translation Adjustment                     -                  -         -               -                -            113,366
Net Loss                                   -                  -         -               -      (2,333,005)                  -

    Total Comprehensive Income             -                  -         -               -                -                  -
                                   ---------        -----------     -----      ----------     ------------          ---------
Balance At December 31, 1999       9,056,806        $88,888,863         1      $2,651,867     $(1,475,638)          $(266,543)
                                   =========        ===========     =====      ==========     ============          =========
Issuance of Common Stock in
Connection with Conversion                            1,411,593                (1,411,593)
Translation Adjustment                                                                                                (57,375)
Net Income                                                                                       2,337,203

    Total Comprehensive Income
                                   ---------        -----------     -----      ----------     ------------          ---------
Balance At December 31, 2000       9,056,806        $90,300,456         1      $1,240,274     $    861,565          $(323,918)
                                   =========        ===========     =====      ==========     ============          =========

                                        Total           Compre-
                                     Stockholders'      hensive
                                       Equity         Income(Loss)
                                       ------         ------------
Balance at December 31, 1997          83,027,826
                                      ==========
Issuance of Common Stock in
Connection with Earnouts               2,552,418                  -
Translation Adjustment                  (296,325)          (296,325)
Net Income                             4,627,421          4,627,421
                                                        -----------
    Total Comprehensive Income                 -        $ 4,331,096
                                     -----------        ===========
Balance At December 31, 1998         $89,911,340
                                     ===========
Issuance of Common Stock in
Connection with Earnouts               2,106,848                  -
Translation Adjustment                   113,366            113,366
Net Loss                              (2,333,005)        (2,333,005)
                                                        -----------
    Total Comprehensive Income                 -        $(2,219,639)
                                     -----------        ===========
Balance At December 31, 1999         $89,798,549
                                     ===========
Issuance of Common Stock in                    -
Connection with Conversion
Translation Adjustment                   (57,375)           (57,375)
Net Income                             2,337,203          2,337,203
                                                        -----------
    Total Comprehensive Income                          $ 2,279,828
                                     -----------        ===========
Balance At December 31, 2000         $92,078,377
                                     ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

CASH FLOWS FROM OPERATING ACTIVITIES:                                   2000                    1999                 1998
                                                                        ----                    ----                 ----
Net income (loss)                                                   $  2,337,203            $ (2,333,005)        $  4,627,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation and amortization                                 9,709,203               8,030,922            6,058,897
         Loss on disposal of equipment                                    17,069                  45,798              176,796
         Restructuring charges                                           279,442                 628,669                    -
         Gain on sale of assets                                       (1,331,701)                      -                    -
Changes in operating assets (increase) decrease in-
         Accounts receivable                                          (3,860,055)             (5,253,475)          (2,408,887)
         Prepaid expenses, inventory and other current assets          4,129,237              (1,853,878)          (1,429,006)
         Other assets                                                    137,578                 394,672              (93,408)
Changes in operating liabilities increase (decrease) in-
         Accounts payable and accrued expenses                         1,632,572              (1,365,181)           7,595,995
         Income taxes payable and other current liabilities              194,844              (1,873,390)          (1,188,715)
         Deferred charges & other liabilities                          1,135,031               2,000,919            1,925,181
                                                                   -------------            ------------         ------------

Net cash provided by (used in) operating activities                   14,380,423              (1,577,949)          15,264,274

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                 (9,997,943)            (15,691,264)         (11,604,831)
Proceeds from sale of assets                                              17,800                  29,825              161,225
Dispositions (Acquisition) of businesses, net of cash acquired         3,563,957              (1,774,263)         (30,421,549)
Sale (purchase) of marketable securities                                       -                       -            9,040,439
                                                                   -------------            ------------         ------------

Net cash used in investing activities                                 (6,416,186)            (17,435,702)         (32,824,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on borrowings                                                39,486,556              44,119,444           30,963,889
Payment of debt                                                      (48,218,464)            (30,115,845)         (19,957,536)
Issuances of common stock                                                      -               2,106,848            2,552,418
                                                                   -------------            ------------         ------------

Net cash (used in) provided by financing activities                   (8,731,908)             16,110,447           13,558,771
Effects of exchange rates on cash balances                              (57,375)                 113,366             (296,325)
                                                                   -------------            ------------         ------------

NET (DECREASE) INCREASE IN CASH                                         (825,046)             (2,789,838)          (4,297,996)

CASH, beginning of period                                              1,458,613               4,248,451            8,546,447
                                                                   -------------            ------------         ------------

CASH, end of period                                                 $    633,567            $  1,458,613         $  4,248,451
                                                                    ============            ============         ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
Capital lease (restructured) obligation incurred                       1,006,831               4,662,112           (4,054,104)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 3,180,095               1,968,791              775,028
Cash (refunded) paid for income taxes                                 (1,353,287)                357,477            3,324,054

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

         Vestcom International, Inc. (a New Jersey corporation) ("Vestcom" or the "Company"), was formed in September 1996 and is a leading provider of business communications, customer relationship management and retail marketing services, using technology and innovation to supply enhanced value in all phases of communications between businesses and their customers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Supplies Inventory

         Supplies inventory consists of paper, vinyl, laminating materials, toner, developer and other items including, film, compact discs and micrographic materials, and packaging materials. Supplies are valued at cost, determined using the first-in-first-out method, which approximates market value.

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

         The aggregate price paid for these acquisitions including certain earnout payments in 1999 and note payments made in 2000, was approximately $18 million in cash plus the Company issued a note payable for $1,150,000 payable in March, 2001 bearing interest at 5% and an aggregate of 40,000 shares of Common Stock, of which $850,000 was paid in 2000. The estimated goodwill associated with these acquisitions aggregated approximately $16.8 million. All the above acquisitions have been accounted for as purchases.

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

Earnings per Share

         Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities are converted and also includes certain shares that are contingently issuable. The following is the computation of earnings per share:

                                     For the Year Ended                 For the Year Ended                For the Year Ended
                                     December 31, 2000                  December 31, 1999                 December 31, 1998
                                     ------------------                 ------------------                ------------------
                                                       Per-Share                         Per-Share                         Per-Share
Basic Earnings Per Share:       Income       Shares     Amount      (Loss)     Shares     Amount     Income      Shares     Amount
                                ------       ------     ------      ------     ------     ------     ------      ------     ------
Net income (loss)/weighted
average shares outstanding    $ 2,337,203   9,056,806   $ 0.26   $(2,333,005) 9,056,806   $(0.26)  $4,627,421   8,904,371  $  0.52
                              -----------   ---------   ------   -----------  ---------   ------   ----------   ---------  -------
Diluted Earnings Per Share:
Net income (loss)/weighted
average  shares outstanding   $ 2,337,203   9,056,806            $(2,333,005) 9,056,806            $4,627,421   8,904,371
Goodwill adjustment on
earnouts                                                                                           $   (4,385)
Assumed earned shares by
Acquired Companies                                                                                                 66,245
Options                                        20,167                                                               3,887
                              -----------   ---------   ------   -----------  ---------   ------   ----------  ----------  -------
Net income (loss)/average
weighted shares
outstanding adjusted or
assumed conversions to
common stock                  $ 2,337,203   9,076,973   $ 0.26   $(2,333,005) 9,056,806   $(0.26)  $4,623,036   8,974,503  $  0.52
                              ===========   =========   ======   ===========  =========   ======   ==========   =========  =======

         Options covering approximately 899,931, 541,329 and 126,164 shares of Common Stock were not included in computing diluted earnings per share in 2000, 1999 and 1998, respectively, because their effects were antidilutive. Included in this amount for 1999 were options covering 65,677 shares which were excluded due to the net loss for 1999.

Foreign Currency

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustment was $(57,375), $113,366 and $(296,325) for the years ended December 31, 2000, 1999 and 1998, respectively.

Comprehensive Income

         Comprehensive income includes foreign currency translation gains and (losses).

Goodwill

         Goodwill consists primarily of excess purchase price over net assets acquired, which is being amortized over its estimated useful life of 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. Management does not believe any such events have occurred. Accumulated amortization at December 31, 2000 and 1999 was $8,671,869 and $5,879,066 respectively.

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

Fair Value of Financial Instruments

         Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt is discussed in Note 7.

New Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the Financial Accounting Standards Board issued SFAS No 138, which amended SFAS No 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt these standards in the first quarter of 2001. Based on management's current understanding of the Statements, adoption is not expected to have a material impact on the Company's financial statements.

Reclassifications

         Certain 1999 amounts have been reclassified in order to conform with the 2000 presentation.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The activity in the allowance for doubtful accounts is as follows:

                                              Balance at                      Charged to        Write-offs
                                             Beginning of       Balance        Costs and         Net of         Balance at End of
                                                Period         Acquired        Expenses         Recoveries           Period
                                                ------         --------        --------         ----------           ------
Year Ended December 31, 2000
  Allowance for doubtful accounts            $ 1,521,924      $        -       $ 590,578       ($865,132)           $ 1,247,370
Year Ended December 31, 1999
  Allowance for doubtful accounts            $ 1,123,581      $  152,000       $ 725,401       ($479,058)           $ 1,521,924
Year Ended December 31, 1998
  Allowance for doubtful accounts            $   354,952      $  625,413       $ 276,984       ($133,768)           $ 1,123,581

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following at
December 31:
                                              2000          1999
                                              ----          ----

Prepaid postage...........................$ 2,273,631    $ 2,445,019
Postage receivable........................    262,439      2,368,040
Prepaid maintenance.......................    677,080        518,649
Net deferred tax asset....................    221,911        363,290
Other    .................................  1,699,837      1,261,377
                                          -----------    -----------
                                          $ 5,134,900    $ 6,956,375
                                          ===========    ===========
5. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at December 31:

                                                                                                        Estimated
                                                                                                       Useful Lives
                                                                      2000             1999              (Years)
                                                                      ----             ----              -------
Machinery, equipment and software..............................      47,615,453       40,289,905          3-10
Furniture and fixtures.........................................       1,705,504        1,642,818            10
Leasehold improvements.........................................       5,290,752        4,224,571          2-14
                                                                 --------------    -------------
                                                                     54,611,709       46,157,294
Less - Accumulated depreciation
& amortization.................................................    (15,298,640)      (8,639,021)
                                                                 --------------    -------------
Property and equipment, net....................................  $   39,313,069    $  37,518,273
                                                                 ==============    =============

Leased equipment under capital leases (included above) consists of the following at December 31:

                                                                      2000             1999
                                                                      ----             ----
Equipment........................................................$   12,418,791    $  11,607,509
Less - Accumulated amortization..................................    (3,573,783)      (2,511,754)
                                                                 --------------    -------------
                                                                 $    8,845,008    $   9,095,755
                                                                 ==============    =============

Capitalized Software Developed or Obtained for Internal Use (included above) consists of the following at December 31:

                                                                      2000             1999
                                                                      ----             ----
Software ........................................................$    3,373,616    $   1,209,878
Less - Accumulated amortization..................................      (858,936)        (201,646)
                                                                 --------------    -------------
                                                                 $    2,514,680    $   1,008,232
                                                                 ==============    =============

During the fourth quarter of 2000, the Company sold its mail presort assets and recorded a gain on the sale of approximately $1.3 million which is included in other income, net in the accompanying consolidated statement of operations.

Depreciation and amortization expense on property and equipment charged to operations for the years ended December 31, 2000, 1999 and 1998 was $6,916,400, $5,274,444 and $3,624,950, respectively.

At December 31, 2000, minimum annual payments under capital leases are as follows:

2001.............................................................$   3,312,279
2002.............................................................    2,188,740
2003.............................................................    1,224,218
2004.............................................................      513,238
2005 and thereafter..............................................      120,253
                                                                 -------------
Total minimum payments...........................................    7,358,728
Less interest....................................................      848,448
                                                                 -------------
Net minimum lease payments.......................................    6,510,280
Less - current portion of capital lease obligations..............   (2,874,695)
                                                                 -------------
Long-term portion of capital lease obligations...................$   3,635,585
                                                                 =============

         The interest rates on the capitalized leases range from 3.3% to 15% and are imputed based on the fair market value of the equipment at the inception of the lease.

6. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                                                      2000                 1999
                                                                      ----                 ----
Advanced postage..................................................$  5,453,674          $  5,284,959
Accrued payroll and payroll related expenses......................   3,204,538             2,377,399
Accrued professional fees.........................................     849,446               749,242
Accrued taxes other than income...................................     633,340               223,189
Other.............................................................   5,244,856             4,737,830
                                                                  ------------          ------------
                                                                  $ 15,385,854          $ 13,372,619
                                                                  ============          ============

7. DEBT:

Long-term obligations

Long-term obligations consist of the following at December 31:

                                                                  2000                   1999
                                                                  ----                  -----
Revolving credit line (a)..............................        $ 14,843,186           $ 19,923,020

Equipment loans payable to a bank at interest rates
     ranging from 6.53% to 9.35% with monthly payments
     and a final payment due November 2004 (a).........           1,888,945              2,401,088

Notes payable to sellers of acquired companies
     with interest rates of 5% and a final payment
     due March 31, 2001................................             300,000              1,912,500


Notes payable to equipment manufacturers at
     interest rates ranging from 1%-9.5% with final
     payment due July 2005 ............................             653,579                288,000
                                                               ------------           ------------
                                                                 17,685,710             24,524,608
     Less current maturities...........................          (1,236,437)            (2,573,729)
                                                               ------------           ------------
                                                               $ 16,449,273           $ 21,950,879
                                                               ============           ============

         The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company believes that the stated values of the Company's debt instruments represent the estimated fair values.

Maturities of Long-Term Obligations

As of December 31, 2000, maturities of long-term obligations are as follows:

Years Ending December 31:
2001..........................................................$  1,236,437
2002..........................................................$ 15,643,274
2003..........................................................$    461,172
2004..........................................................$    299,683
2005 and thereafter...........................................$     45,144
                                                               -----------
Total.........................................................$ 17,685,710
                                                              ============

       (a) On August 13, 1997, the Company and Summit Bank entered into the Equipment Facility and Revolving Credit Agreement in the amount of $30,000,000 (the "Credit Facility"). On May 8, 2000 the Company and Summit Bank entered into the Fifth Amendment to the Credit Facility, which among other things, increased the Credit Facility to $31,500,000. On February 2, 2001, the Company and Summit Bank entered into the Sixth Amendment to the Credit Facility, which extended the maturity date to April 1, 2002. The interest rate is based on certain financial performance ratios plus a rate equal to LIBOR or a Summit Bank alternate base rate, which was 9.5% at December 31, 2000. The Credit Facility is subject to various covenant restrictions, the most restrictive of which requires tangible net worth to be a minimum of 10% of stated net worth. At December 31, 2000 there was approximately $1,888,945 outstanding related to equipment loans, $14,843,186 outstanding on the revolving credit line and approximately $12,855,068 remained available under this Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

8. RESTRUCTURING AND OTHER NON RECURRING ITEMS:

         In 1999, the Company recorded an aggregate restructuring charge of $5,178,000. The Company's restructuring plan was comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. The plan was aimed at reducing the number of locations, consolidating facilities and reducing personnel costs. The restructuring charge included (a) facility closure and consolidation costs of $2,786,000, which relate to estimated costs to close redundant facilities, lease costs and other costs associated with closed facilities, and (b) personnel costs of $1,250,000 related to severance due to closing/relocating certain operating facilities. In addition, the Company incurred moving expenses of $1,142,000 related to various relocations during the second and third quarters of 1999. During the fourth quarter of 1999 and the second quarter of 2000, the Company reversed $740,000 and $383,000, respectively of previously provided restructuring reserves no longer required due to the revision of certain estimates. At December 31, 2000, the Company had approximately $464,000 of accrued restructuring costs related to facilities.

         During the second quarter of 2000, the Company recorded a non-recurring charge of $279,000 for assets written down to fair value. Based on management's assessment of fair value, the equipment written down to fair value was identified to be impaired due to the restructuring of the Company's facilities.

9. STOCKHOLDERS' EQUITY:

         In July 1997, the Company filed an amendment to its Restated Certificate of Incorporation which created 200 shares of Class A Convertible Preferred Stock, one share of Class B Preferred Stock and 100 shares of Class C Convertible Preferred Stock, with each share having a liquidation value of $.10 per share. The Class A shares were issued to certain former shareholders of Electronic Imaging Services, Inc. and the Class C shares were issued to certain former shareholders of Image Printing Systems, Inc (now known as Vestcom Wisconsin, Inc.). The shares of Class A and Class C Convertible Preferred Stock were issued pursuant to the earnout provisions of the applicable acquisition agreements. In April 1998, in connection with a determination of the earnout for Electronic Imaging Services, all of the outstanding shares of Class A Convertible Preferred Stock were converted into shares of Common Stock. In March 1999, in connection with a determination of the earnout for Vestcom Wisconsin all of the outstanding shares of Class C Preferred Stock were converted into shares of Common Stock. The one share of Class B Preferred Stock was issued to selling shareholders of a Canadian Operating Company and was originally equal to 239,988 shares of Common Stock valued at $11.05 per share with equal voting rights. In November 2000, 127,746 shares of Common Stock were issued upon the conversion of an equal number of shares of a Canadian subsidiary, which resulted in the Class B Preferred Stock being modified to the equivalent of 112,242 shares of Common Stock.

         In April 1998, the Company issued 304,779 shares of Common Stock in connection with a determination of earnouts for two of the original Operating Companies. In March 1999, the Company issued 228,216 shares of Common Stock in connection with a determination of earnouts for another original Operating Company and 40,000 shares of Common Stock for a later acquired company.

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

                  In certain circumstances, the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the Company's Common Stock. The rights can be redeemed at $.01 per right at any time prior to becoming exercisable and expire on December 29, 2009, provided, however, the rights may expire earlier in connection with the automatic sunset provision, which provides for termination of the Rights Agreement at the third, sixth and ninth anniversaries unless the Board of Directors affirmatively determines to extend the Rights Agreement during the twelve months prior to the sunset dates.

10. STOCK OPTION PLAN:

         In March 1997, the Company approved the 1997 Equity Compensation Program (the "Stock Option Plan") which provides for the granting or awarding of stock options and stock appreciation rights to non-employee directors, officers and other key employees and consultants (including officers of the Operating Companies). The number of shares authorized and reserved for issuance under the Plan is limited to the greater of 1,318,000 shares or 15 percent of the number of shares of Common Stock outstanding. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Board of Directors.

          The Stock Option Plan also provides for automatic option grants to directors who are not employed by Vestcom or its subsidiaries. Upon commencement of service, a non-employee director will receive a nonqualified option to purchase 12,000 shares of Common Stock, and continuing non-employee directors will receive an annual grant of options to purchase 12,000 shares of Common Stock, all at fair market value on the date of the grant. Options granted to non-employee directors become fully exercisable one year after the date of grant. Non-employee directors' options have a term of ten years from the date of grant and are generally exercisable annually in 20% increments beginning with the first anniversary after the date of grant.

                                                 Options Activity
                                                 ----------------
                                                      Weighted Average Exercise
                                         Shares            Price Per Share
Balance at December 31, 1997             404,050             $  14.61
Granted                                  252,800                 9.49
Cancelled                               (100,000)               21.63
Forfeited                                (45,400)               11.60
Exercised                                      -                    -
                                       ---------             --------
Balance, December 31, 1998               511,450             $  12.09
                                       =========             ========
Granted                                  401,200                 4.16
Forfeited                               (167,100)               10.49
Exercised                                      -                    -
                                       ---------             --------
Balance at December 31, 1999             745,550             $   7.75
                                       =========             ========
Granted                                  131,600                 3.62
Forfeited                                (51,700)                9.28
Exercised                                      -                    -
                                       ---------             --------
Balance at December 31, 2000             825,450             $   7.00
                                       =========             ========
Exercisable at December 31, 2000         332,851             $   9.54
                                       =========             ========

         The Company has elected to account for options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits, but does not require, a fair value-based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. As permitted by SFAS No. 123, the Company has provided pro forma disclosure of net income and earnings per share, as applicable, in these notes to consolidated financial statements.

         The weighted average fair value of options granted in 2000 at market value was $3.28. The weighted average exercise price of options granted in 2000 at market value was $3.62.

         The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                2000                1999             1998
                                ----                ----             ----
Risk-Free Interest Rate         6.23%               5.6%             5.7%
Expected Lives                  7-10 years          7-10 years       7-10 years
Expected Volatility             95.99%              22.3%            32.8%

The following table summarizes information about stock options outstanding at December 31, 2000:

                              Number of           Weighted
                               Options             Average
                              Outstanding         Remaining         Weighted
                            at December 31,     Contractual         Average
Range of Exercise Price          2000           Life (years)     Exercise Price
-----------------------     ---------------   --------------    ----------------
$2.88-$5.38                    479,200              8.81           $    3.90
$8.00-$10.13                   178,750              7.43                9.10
$13.00-$18.88                  167,500              6.60               13.60
                              --------              ----           ---------
                               825,450              8.06           $    7.00
                              ========              ====           =========

         Had compensation expense for all stock options granted in 2000, 1999 and 1998 been determined consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                        2000             1999              1998
                                                        ----             ----              ----
Net Income (Loss):         As Reported               $ 2,337,203     $ (2,333,005)      $ 4,627,421
                           Pro Forma                 $ 1,535,009     $ (3,152,081)      $ 3,928,865
Net Income (Loss)
Per Share:                 As Reported - basic       $       .26     $       (.26)      $       .52
                           Pro Forma - basic         $       .17     $       (.35)      $       .44
                           As Reported - diluted     $       .26     $       (.26)      $       .52
                           Pro Forma - diluted       $       .17     $       (.35)      $       .44

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.

11. EMPLOYEE BENEFIT PLANS:

         Effective on January 1, 1998, the Company established a new defined contribution 401K plan and merged all of the U.S. companies' plans into the newly adopted plan. Substantially all employees are eligible to participate in the plan and are permitted to contribute between 1% and 15% of their annual salary. The Company makes matching contributions on behalf of the employees. The company offers no post-employment or post-retirement benefits. The expense incurred related to the 401K plan for the years ended December 31, 2000, 1999 and 1998 was $540,178, $516,868 and $419,047, respectively.

12. INCOME TAXES:

The provision for federal and state income taxes consists of the following:

                   Year Ended            Year Ended              Year Ended
                   -----------           -----------             ----------
                December 31, 2000     December 31, 1999       December 31, 1998
                -----------------     -----------------       -----------------
Federal           $ 2,593,750          $ (1,087,851)            $ 3,060,007
  State               920,299               (17,328)                686,766
                  -----------          ------------             -----------
                  $ 3,514,049          $ (1,105,179)            $ 3,746,773
                  ===========          =============            ===========

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate (34%) to income (loss) before income taxes result from the following:

                                            Year Ended                 Year Ended               Year Ended
                                         December 31, 2000          December 31, 1999        December 31, 1998
                                         -----------------          -----------------        -----------------
Tax (benefit) at statutory rate            $ 1,989,426                 $ (1,168,983)             $ 2,847,226
State income taxes                             198,943                      (11,436)                 453,266
Non deductible expenses
 (primarily goodwill)                          926,875                      725,397                  723,079
Book versus tax basis on asset
 sale                                          547,512
Other                                         (148,707)                    (650,157)                (276,798)
                                           -----------                 ------------              -----------
                                           $ 3,514,049                 $ (1,105,179)             $ 3,746,773
                                           ===========                 ============              ===========

         Deferred taxes result primarily from cash to accrual differences and differences in the reporting of depreciation, the allowance for doubtful accounts, goodwill and other non-deductible accruals.

The components of deferred income tax assets and liabilities, are as follows:

                                                          December 31,
                                               --------------------------------
Deferred tax assets                                2000                1999
                                                   ----                ----
     Allowance for doubtful accounts            $     73,008        $   172,068
     Restructuring                                   186,196            657,774
     Other                                            20,000                  -
                                                ------------        -----------
Total deferred tax assets                            279,204            829,842
Deferred tax liabilities
     Tax over book depreciation                    6,694,769          4,995,596
     Cash to accrual differences                      57,292            387,417
     Goodwill                                        818,328            506,430
     Other                                           259,514            665,344
                                                ------------        -----------
Total deferred liabilities                         7,829,903          6,554,787
                                                ------------        -----------
Net deferred liability                          $  7,550,699        $ 5,724,945
                                                ============        ===========

         Included in other current assets at December 31, 2000 and 1999 was $221,911 and $363,290, which represented the current portion of net deferred income tax assets.

13. LEASE COMMITMENTS

         The Company and its subsidiaries lease various office buildings, machinery, equipment, and vehicles under operating leases expiring at various dates through 2004. Most of the real property leases have escalation clauses related to increases in real property taxes. The approximate future minimum lease payments under operating leases are as follows:

                                                            Operating
Years Ending December 31                                      Leases
------------------------                                   ------------
2001.......................................................$  7,256,000
2002.......................................................   5,714,000
2003.......................................................   4,826,000
2004.......................................................   4,176,000
2005 and thereafter........................................  21,930,000
                                                           ------------
Total minimum lease payments...............................$ 43,902,000
                                                           ============

         Rent expense for all operating leases for the twelve months ended December 31, 2000, 1999 and 1998 was approximately $7,633,000, $6,265,000 and
$5,600,000, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:

                (Dollars in thousands, except per share amounts)

                                                   March 31,          June 30,       September 30,      December 31,
                                                   ---------          --------       -------------      -----------
                                                     2000               2000             2000              2000
                                                     ----               ----             ----              ----
Revenues........................................   $  35,743         $  33,669        $  37,102          $ 39,562

Gross Profit....................................   $  10,760         $   9,223        $  10,536          $ 11,818

Net Income......................................   $     872         $     189        $     442          $    834
Earnings per share of common stock
Basic and Diluted...............................   $     .10         $     .02        $     .05          $    .09

                                                   March 31,          June 30,       September 30,      December 31,
                                                   ---------          --------       -------------      -----------
                                                     1999               1999             1999              1999
                                                     ----               ----             ----              ----

Revenues........................................   $  31,923         $  31,394        $  31,786          $ 35,137

Gross Profit....................................   $  10,119         $   8,950        $   8,206          $ 10,452

Net Income (Loss)...............................   $   1,058         $  (2,543)       $  (2,301)         $  1,454
Earnings (Loss) per share of common stock
Basic and Diluted...............................   $     .12         $   (.28)        $    (.25)         $    .16

Earnings per share are computed independently for each of the quarters presented. The sum of the quarters may not be equal to the full year earnings per share amounts.

15. RELATED-PARTY TRANSACTIONS:

Leasing Transactions

         Joel Cartun, Vestcom's Chairman of the Board, has a fifty percent interest in the partnership which owns the property previously used by Vestcom and Vestcom Mid-Atlantic, Inc. ("VMA") in Lyndhurst, New Jersey. The partnership leases the property to VMA, pursuant to a lease, which expires in May 2001. Cash outlays for this property for the years ended December 31, 2000, 1999 and 1998 were approximately $553,000, $535,000 and $397,000, respectively, which the Company believes to be the fair market rental value of the property.

         Two employees of Image Printing Systems, Inc. (now known as Vestcom Wisconsin, Inc.) ("Vestcom Wisconsin"), own the property leased to and used by Vestcom Wisconsin, in Milwaukee, Wisconsin. The lease will expire in 2002 subject to an option to renew the lease for an additional five years. Vestcom Wisconsin's related party rent expense for these properties for the years ended December 31, 2000, 1999 and 1998 was $234,100, $236,800 and $222,000,
respectively inclusive of building operating costs. The rent payable by Vestcom Wisconsin under the lease is $225,000 per year, triple net, which the Company believes to be the fair market rental value of the property.

Business Relationship

         Vestcom entered into an arrangement with Interliant, Inc. whereby, Vestcom utilizes Interliant's technology hosting and related services. During 2000, Vestcom incurred approximately $113,000 of expense for such services. Leonard Fassler, a member of Vestcom's Board of Directors is a co-chairman of Interliant. Vestcom believes the arrangement to be on fair market terms.

16. COMMITMENTS AND CONTINGENCIES:

Litigation

         The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Contracts

         In August 1999, Vestcom entered into an agreement with CIBC World Markets for advisory services. During 2000, Vestcom paid CIBC World Markets a total of approximately $104,000 for advisory services and related fees and expenses under this agreement. In August 2000, the Company terminated its agreement with CIBC World Markets, however certain provisions of the agreement extend for a period of one year beyond the termination date. Richard D. White, a Director of Vestcom, is Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

Item 10. Directors of the Registrant

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11. Executive Compensation

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

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
                  Vestcom International, Inc. and Sheryl Bernstein Cilenti is incorporated by reference to Exhibit 10.8 to Vestcom's Annual
                  Report on Form 10-K for the year ended December 31, 1999.

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

(b)      Reports on Form 8-K:

                           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      March 28, 2001               VESTCOM INTERNATIONAL, INC.

                                        By: /s/ Brendan Keating
                                            -----------------------------------
                                            Brendan Keating
                                            Chief Executive Officer, President
                                            And Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signatures                                Title                                                  Date
----------                                -----                                                  ----
/s/ Joel Cartun                           Chairman and Director                                  March 28, 2001
---------------
Joel Cartun

/s/ Brendan Keating*                      President, Chief Executive Officer, and                March 28, 2001
-------------------                       Chief Operating Officer and Director
Brendan Keating

/s/ Stephen R. Bova*                      Director                                               March 28, 2001
--------------------
Stephen R. Bova

/s/ Leonard J. Fassler*                   Director                                               March 28, 2001
-----------------------
Leonard J. Fassler

/s/ Fred S. Lafer*                        Director                                               March 28, 2001
------------------
Fred S. Lafer

/s/ Robert J. Levenson*                   Director                                               March 28, 2001
-----------------------
Robert J. Levenson

/s/ Richard D. White*                     Director                                               March 28, 2001
---------------------
Richard D. White

/s/ Michael D. Helfand                    Executive Vice President, Chief Financial              March 28, 2001
 ----------------------                   Officer and Treasurer (Principal Financial and
Michael D. Helfand                        Accounting Officer)


                                            *By: /s/ Joel Cartun
                                            --------------------
                                            Joel Cartun, Attorney-in-Fact