Form 10-Q
period 2001-05-11
VESTCOM INTERNATIONAL INC
filed 2001-05-14
CIK 1034941

DRAFT                              May 10, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

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


                                 Yes [X]  No [ ]


The number of shares of common stock outstanding as of May 1, 2001 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


Part I:  Financial Information

                                                                                  Page(s)
                                                                                  -------
Item 1:  Financial Statements



  Condensed Consolidated Balance Sheets - as of December 31, 2000 and
            March 31, 2001 (unaudited)                                                3
  Condensed Consolidated Statements of Operations - For the Three Months
            Ended March 31, 2000 (unaudited) and 2001 (unaudited)                     4
  Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
            March 31, 2000 (unaudited) and 2001 (unaudited)                           5
  Notes to Condensed Consolidated Financial Statements (unaudited)                    6


Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations
--------------------------------------------------------------------------------

Overview; Disclosures Regarding Forward Looking Statements; Results of
Operations                                                                            7

Liquidity and Capital Resources                                                       8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                   9
-------------------------------------------------------------------

Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                              9
----------------------------------------

Signature                                                                             9


                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2000 and March 31, 2001


                                     ASSETS


                                                                                 December 31,         March 31,
                                                                                    2000                2001
                                                                                  (note 1)           (unaudited)
                                                                                 -----------         -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    633,567        $    817,700
   Accounts receivable, net                                                       31,263,745          28,587,142
   Other current assets                                                           10,430,464          10,849,318
                                                                                ------------        ------------
                   Total current assets                                           42,327,776          40,254,160

PROPERTY AND EQUIPMENT, net                                                       39,313,069          38,925,473
GOODWILL, net                                                                     73,912,726          73,226,129
OTHER ASSETS                                                                         390,609             430,430
                                                                                ------------        ------------
                   Total assets                                                 $155,944,180        $152,836,192
                                                                                ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt and capital lease obligations            4,111,132          4,262,919
         Accounts payable                                                          14,913,615         12,468,793
         Other liabilities                                                         16,983,588         13,914,432
                                                                                -------------      -------------
                   Total current liabilities                                       36,008,335         30,646,144

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       20,084,858         22,410,105
OTHER NONCURRENT LIABILITIES                                                        7,772,610          7,769,144
                                                                                -------------      -------------
                    Total liabilities                                           $  63,865,803      $  60,825,393
                                                                                -------------      -------------


STOCKHOLDERS' EQUITY:
     Preferred Stock
         Class B, 1 share authorized, issued and outstanding at
              December 31, 2000 and March 31, 2001                                  1,240,274          1,240,274
     Common stock, no par value; 20,000,000 shares authorized;
              9,056,806 shares issued and outstanding at
              December 31, 2000 and March 31, 2001                                 90,300,456         90,300,456
     Retained earnings                                                                861,565            936,739
     Accumulated other comprehensive (loss)                                          (323,918)          (466,670)
                                                                                -------------      -------------
                        Total stockholders' equity                              $  92,078,377      $  92,010,799
                                                                                -------------      -------------
                        Total liabilities and stockholders' equity              $ 155,944,180      $ 152,836,192
                                                                                =============      =============


      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 2001
                                   (unaudited)

                                                 Three Months Ended
                                                 ------------------
                                         March 31, 2000        March 31, 2001
                                         --------------        --------------
REVENUES                                 $ 35,743,083           $38,371,757
COST OF REVENUES                           24,983,138            27,879,340
                                         ------------           -----------
         Gross profit                      10,759,945            10,492,417

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                             8,328,160             9,847,617
                                         ------------           -----------
         Income from operations             2,431,785               644,800

OTHER INCOME (EXPENSE)
         Interest expense                    (751,527)             (541,440)
         Other income                          63,375                63,693
                                         ------------           -----------
         Income before provision for
                  income taxes              1,743,633               167,053

PROVISION FOR INCOME TAXES                    871,817                91,879
                                         ------------           -----------
         Net income                      $    871,816           $    75,174
                                         ============           ===========

Net income per share - basic             $        .10           $       .01
                                         ============           ===========

Net income per share - diluted           $        .10           $       .01
                                         ============           ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 2001
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                               March 31, 2000     March 31, 2001
                                                                               --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $    871,816       $     75,174
         Adjustments to reconcile net income to net cash
         provided by operating activities-
                  Depreciation and amortization                                     2,293,305          2,701,236
                  Loss on disposal of equipment                                        20,868              1,990
         Changes in operating assets (increase) decrease in-
                  Accounts receivable                                              (1,006,078)         2,676,603
                  Other current assets                                              1,886,782           (418,854)
                  Other assets                                                        (68,866)            98,818
         Changes in operating liabilities (decrease) increase in-
                  Accounts payable                                                   (406,126)        (2,444,822)
                  Other current liabilities                                        (2,281,256)        (3,069,156)
                  Other non-current liabilities                                      (403,049)            (3,466)
                                                                                 ------------        -----------
                         Net cash provided by (used in) operating activities          907,396           (382,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                     (2,110,693)        (1,768,073)
         Proceeds from sale of assets                                                   6,000                401
                                                                                 ------------       ------------
                         Net cash used in investing activities                     (2,104,693)        (1,767,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) of long term debt                                419,458          2,477,034
                                                                                 ------------       ------------

                         Net cash provided by financing activities                    419,458          2,477,034
                                                                                 ------------       ------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                              3,110           (142,752)

                         Net (decrease) increase in cash and cash equivalents        (774,729)           184,133
                                                                                 ------------       ------------

CASH, beginning of period                                                           1,458,613            633,567
                                                                                 ------------       ------------

CASH, end of period                                                              $    683,884       $    817,700
                                                                                 ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations                                                    127,513                 --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                       514,330            448,665
         Cash (refunded) paid for income taxes                                   $   (535,235)      $  1,191,558


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) and its wholly owned subsidiaries (collectively, "Vestcom" or the "Company"). The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) EARNINGS PER SHARE (EPS)

    Basic EPS is calculated by dividing income available to common share holders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three months ended March 31, 2001 and 2000, respectively.

    Diluted EPS is calculated by dividing income available to common share holders, adjusted to reflect the effects of stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,061,349 and 9,057,073 for the three months ended March 31, 2001 and 2000, respectively; and reflects 4,543 and 49,426 additional shares issuable in connection with stock options, for the three months ended March 31, 2001 and 2000, respectively.

    The computation of diluted earnings per share for the three months ended March 31, 2001 and 2000, respectively, excluded 1,589,280 and 710,557 potential shares of common stock because the effects would have been antidilutive.

(3) COMPREHENSIVE INCOME (LOSS):

    Comprehensive income (loss) includes foreign currency translation gains and losses. The balance sheet translation adjustment was ($142,752) and $3,110 for the periods ending March 31, 2001 and 2000, respectively.


Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage its growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including electronic and Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business communications industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Revenues increased $2,629,000, or 7%, from $35,743,000 for the three months ended March 31, 2000 to $38,372,000 for the three months ended March 31, 2001. This increase was primarily attributable to increased sales to new and existing customers mainly in the financial services and retail markets. Additionally, the Company had increased revenues from new customers for fulfillment services. The Company experienced lower volumes of business communications services as a result of general economic conditions.

Gross profit decreased $268,000, or 2%, from $10,760,000 for the three months ended March 31, 2000 to $10,492,000 for the three months ended March 31, 2001. The gross profit margin decreased from 30% for the three months ended March 31, 2000 to 27% for the same period in 2001. The decreases in the gross profit and the gross profit margin were due to increased costs related to the start up of new business products and services and decreased equipment utilization as a result of the lower volumes in the Company's business communications services. The Company is continuing its efforts to consolidate and integrate its facilities with the goal of enhancing the efficiency of the Company's operations. In addition, during the first quarter of 2001 the Company reduced staffing levels.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Selling, general and administrative expenses increased $1,520,000, or 18%, from $8,328,000 for the three months ended March 31, 2000 to $9,848,000 for the three months ended March 31, 2001. As a percentage of revenues, selling general and administrative expenses increased from 23% in 2000 to 26% in 2001. The increase in selling, general and administrative expenses was primarily due to increased compensation expense including commissions on sales to both new and existing customers, increased commission rates on new products and services and increased staffing of new sales and other administrative personnel. In addition, as part of the transition to become a marketing services company, the Company made investments in technology and infrastructure during the quarter. The Company also implemented sales and marketing initiatives aimed at branding its products and services. These investments and initiatives increased the selling, general and administrative expenses during the quarter.

Interest expense decreased $211,000, from $752,000 for the three months ended March 31, 2000 to $541,000 for the three months ended March 31, 2001. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility, as compared to the same period in the prior year, due to improved credit policies and cash receipts.

Other income remained relatively consistent year over year and relates to non-operating activities that do not reflect core operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, Vestcom had working capital of approximately $9,608,000 compared to approximately $6,319,000 at December 31, 2000. The increase was primarily attributable to reductions in income tax liabilities due to payments made during the quarter and reductions of accounts payable and other accrued expenses. Net cash used in operating activities for the three months ended March 31, 2001, was approximately $382,000, which consisted of net income plus approximately $2,701,000 generated primarily from depreciation and amortization charges, and the reduction of accounts receivable balances due to improved collection efforts. The increase was entirely offset by decreases in income tax liabilities, accounts payable and other accrued expenses resulting from payments made during the quarter. Net cash used in investing activities for the three months ended March 31, 2001, was approximately $1,768,000, which consisted primarily of purchases of software and other equipment. Net cash provided by financing activities for the three months ended March 31, 2001, was approximately $2,477,000 from net borrowings of long-term debt.

The Company and Summit Bank have entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility"), as amended in the amount of $31,500,000 with a maturity date of April 1, 2002. On March 31, 2001, $20,143,000 was outstanding and $9,224,000 remained available under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

The Company incurs postage costs on behalf of customers of approximately $2,000,000 to $5,500,000 each month. The Company seeks to collect such postage costs from its customers in advance. At March 31, 2001, the Company had postage advances from customers in the amount of approximately $5,013,000 and had prepaid postage and postage receivables of approximately $2,239,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $9,000,000 are expected in 2001. The anticipated expenditures relate to technology and production equipment needs of the business as well as internally developed capitalized software. However, as additional revenue generating opportunities arise the Company may be

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

required to expend additional capital to support those opportunities. As of March 31, 2001, the Company had incurred approximately $1,768,000 of such anticipated expenditures.

While no assurance can be given, management believes that its anticipated cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The immediately preceding sentence constitutes a forward-looking statement.

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10-K.

                           Part II: Other Information

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VESTCOM INTERNATIONAL, INC.



                               By: /s/ Michael D. Helfand
                                  ----------------------------------------
                                   Michael D. Helfand, Chief Financial Officer

                                   Dated:  May 11, 2001