Form 10-Q
period 2001-06-30
VESTCOM INTERNATIONAL INC
filed 2001-08-14
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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

-------------------------------------------------------------------------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


The number of shares of common stock outstanding as of August 1, 2001 was 9,056,806 shares.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                                      INDEX


Part I:  Financial Information


                                                                                                   Page(s)
                                                                                                   -------
Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets - as of December 31, 2000 and
         June 30, 2001 (unaudited)                                                                    3
    Condensed Consolidated Statements of Operations - For the Three Months and Six Months
         Ended June 30, 2000 (unaudited) and 2001 (unaudited)                                         4
    Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
         June 30, 2000 (unaudited) and 2001 (unaudited)                                               5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                     7

Liquidity and Capital Resources                                                                      10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                  11


Part II:  Other Information

Item 4: Submission of Matters to a Vote of Security Holders                                          11

Item 6: Exhibits and Reports on Form 8-K                                                             11

Signature                                                                                            11


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, 2000 and June 30, 2001


                                     ASSETS

                                                                                      December 31,          June 30,
                                                                                         2000                  2001
                                                                                   ---------------       --------------
                                                                                       (note 1)            (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $     633,567          $   1,502,879
     Accounts receivable, net                                                         31,263,745             26,274,823
     Other current assets                                                             10,430,464             10,857,718
                                                                                   -------------          -------------
                           Total current assets                                       42,327,776             38,635,420

PROPERTY AND EQUIPMENT, net                                                           39,313,069             37,837,728
GOODWILL, net                                                                         73,912,726             72,539,532
OTHER ASSETS                                                                             390,609                518,016
                                                                                   -------------          -------------
                           Total assets                                            $ 155,944,180          $ 149,530,696
                                                                                   =============          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations               $   4,111,132          $   4,057,266
     Accounts payable                                                                 14,913,615             13,172,958
     Other liabilities                                                                16,983,588             13,075,821
                                                                                   -------------          -------------
                           Total current liabilities                                  36,008,335             30,306,045

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                          20,084,858             19,298,045
OTHER NONCURRENT LIABILITIES                                                           7,772,610              7,771,885
                                                                                   -------------          -------------

                           Total liabilities                                       $  63,865,803          $  57,375,975
                                                                                   -------------          -------------

STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 2000 and June 30, 2001                                         $   1,240,274          $   1,240,274
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 2000 and June 30, 2001                                            90,300,456             90,300,456
   Retained Earnings                                                                     861,565                998,904
   Accumulated other comprehensive (loss)                                               (323,918)              (384,913)
                                                                                   -------------          -------------

                           Total stockholders' equity                              $  92,078,377          $  92,154,721
                                                                                   -------------          -------------

                           Total liabilities and stockholders' equity              $ 155,944,180          $ 149,530,696
                                                                                   =============          =============



   The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2000 and 2001
                                  (unaudited)


                                                                  Three Months Ended                       Six Months Ended
                                                         ----------------------------------      ---------------------------------
                                                          June 30, 2000       June 30, 2001       June 30, 2000       June 30, 2001
                                                         --------------      --------------      --------------      --------------
REVENUES                                                 $ 33,669,461        $ 37,660,563        $ 69,412,543        $ 76,032,320
COST OF REVENUES                                           24,446,645          27,230,290          49,429,782          55,109,630
                                                         ------------        ------------        ------------        ------------
     Gross profit                                           9,222,816          10,430,273          19,982,761          20,922,690

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                             8,255,343           9,404,783          16,583,503          19,252,399
RESTRUCTURING AND OTHER NON-
     RECURRING CHARGES (CREDITS)                             (104,416)            384,337            (104,416)            384,337
                                                         ------------        ------------        ------------        ------------
     Income from operations                                 1,071,889             641,153           3,503,674           1,285,954

OTHER INCOME (EXPENSE)
     Interest expense                                        (734,438)           (525,583)         (1,485,965)         (1,067,023)
     Other income                                              40,655              22,575             104,030              86,267
                                                         ------------        ------------        ------------        ------------
     Income before provision for
         income taxes                                         378,106             138,145           2,121,739             305,198


PROVISION FOR INCOME TAXES                                    189,053              75,980           1,060,870             167,859
                                                         ------------        ------------        ------------        ------------
     Net income                                          $    189,053        $     62,165        $  1,060,869        $    137,339
                                                         ============        ============        ============        ============

Net income per share - basic                             $        .02        $        .01        $        .12        $        .02
                                                         ============        ============        ============        ============

Net income per share - diluted                           $        .02        $        .01        $        .12        $        .02
                                                         ============        ============        ============        ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 2001
                                   (unaudited)



                                                                                     Six Months Ended
                                                                            ---------------------------------
                                                                            June 30, 2000       June 30, 2001
                                                                            -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 1,060,869        $   137,339
     Adjustments to reconcile net income to net cash
     provided by operating activities-
         Depreciation and amortization                                         4,685,659          5,459,409
         Loss on disposal of equipment                                            20,868                971
         Restructuring Charges                                                   279,442            216,743
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                     865,581          4,988,922
         Other current assets                                                  1,856,277           (427,254)
         Other assets                                                             62,712             81,921
     Changes in operating liabilities (decrease) in-
         Accounts payable                                                     (2,131,205)        (1,740,657)
         Other current liabilities                                              (352,687)        (3,907,767)
         Other non-current liabilities                                          (530,917)              (725)
                                                                             -----------        -----------
                  Net cash provided by operating activities                    5,816,599          4,808,902

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                    (3,935,389)        (3,039,337)
     Proceeds from sale of assets                                                  6,000              1,421
                                                                             -----------        -----------
                   Net cash used in investing activities                      (3,929,389)        (3,037,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                            (2,327,952)          (840,679)
                                                                             -----------        -----------

             Net cash used in financing activities                            (2,327,952)          (840,679)
                                                                             -----------        -----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                       (47,818)           (60,995)

             Net (decrease) increase in cash and cash equivalents               (488,560)           869,312
                                                                             -----------        -----------

CASH, beginning of period                                                      1,458,613            633,567
                                                                             -----------        -----------

CASH, end of period                                                          $   970,053        $ 1,502,879
                                                                             ===========        ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                                   351,553                  -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                    1,404,697          1,060,433
     Cash paid (refunded) for income taxes                                   $  (353,817)       $ 1,191,558


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Vestcom International, Inc. (a New Jersey corporation) and its wholly owned subsidiaries (collectively, "Vestcom" or the "Company"). The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June
       30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 2000.



(2)    EARNINGS PER SHARE ("EPS")

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three months and six months ended June 30, 2001 and 2000, respectively.

       Diluted EPS is calculated by dividing income available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,056,962 and 9,113,767 for the three months ended June 30, 2001 and 2000, respectively; and 9,060,110 and 9,109,972 for the six months ended June 30, 2001 and 2000, respectively and reflects 156 and 3,304 additional shares issuable in connection with stock options, for the three and six months ended June 30, 2001, respectively.

       The computation of diluted earnings per share excluded 1,799,642 and 646,460 shares, for the three months ended June 30, 2001 and 2000, respectively, and 1,662,490 and 671,899 shares for the six months ended June 30, 2001 and 2000, respectively because the effects of their inclusion would have been antidilutive.

(3)    COMPREHENSIVE INCOME (LOSS):

       Comprehensive income includes foreign currency translation gains and losses. The balance sheet translation adjustment was $81,757 and ($50,928) for the three months ended June 30, 2001 and 2000, respectively; and ($60,995) and ($47,818) for the six months ended June 30, 2001 and 2000, respectively.



(4)    RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

       During 1999, the Company recorded an aggregate restructuring charge of $5,178,000, which was comprised of the costs related to the consolidation and integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. During the second quarter of 2001, the Company reversed approximately $250,000 of those previously recorded restructuring reserves that were no longer required due to the revision of certain estimates. At June 30, 2001, the Company had approximately $113,000 of the 1999 restructuring reserves remaining, which relate to facility exit costs.

       During the second quarter of 2001, the Company recorded a restructuring charge of approximately $634,000. The Company's second quarter 2001 restructuring plan is comprised of the consolidation and integration of facilities in the Company's Connecticut, Wisconsin and Michigan locations (the "Second Quarter 2001 Restructuring Plan"). The Second Quarter 2001 Restructuring Plan is aimed at reducing the Company's operating cost structure by reducing the number of facilities. The restructuring charge includes the lease costs to close facilities of $189,000, the write-down of fixed assets associated with these facilities of $217,000 and personnel costs of $228,000 related to severance costs for the termination of employees related to the closing and/or relocation of the operating facilities. At June 30, 2001, the Company had $389,000 of remaining restructuring reserves on its balance sheet relating to the Second Quarter 2001 Restructuring Plan. This reserve was comprised of $203,000 related to severance costs and $186,000 related to the lease costs to close the facilities. In addition to the costs included in the restructuring charge, during the second quarter of 2001, the Company incurred $134,000 of moving related costs that were included in the operating results.

(5)    FUTURE ACCOUNTING REQUIREMENTS:

       In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company is not eligible for early adoption and will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. The Company has recorded approximately $1,373,000 of amortization expense for the six months ended June 30, 2001.

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage its growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced cost savings including overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including electronic and Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business communications industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues increased $3,992,000 or 12%, to $37,661,000 for the three months ended June 30, 2001, from $33,669,000 for the three months ended June 30, 2000. This increase was primarily attributable to increased sales to new and existing customers in the financial services and retail markets. Additionally, the Company had increased revenues from new customers for fulfillment services.

Gross profit increased $1,207,000, or 13%, to $10,430,000 for the three months ended June 30, 2001, from $9,223,000 for the three months ended June 30, 2000. The gross profit margin increased from 27% for the three months ended June 30, 2000 to 28% for the same period in 2001. The increase in gross profit was primarily attributable to the increased sales activity over the prior year. However, the increased margins were burdened by increased costs related to the new business products and services as well as costs associated with facility consolidations and integrations during the quarter.

Selling, general and administrative expenses increased $1,150,000, or 14%, to $9,405,000 for the three months ended June 30, 2001, from $8,255,000 for the three months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses remained constant at 25% for the quarter in both 2001 and 2000. The increase in the dollar amount of selling, general and administrative expenses was primarily due to increased compensation expense including commissions on sales to both new and existing customers, increased commission rates on new products and services and increased staffing of sales and other administrative personnel. The Company also incurred certain moving costs associated with the facilities consolidations and integration during the second quarter, which also burdened selling, general and administrative expenses. In addition, as part of its plan to become a marketing services company, the Company made investments to enhance its technology and infrastructure, as well as to support its sales and marketing initiatives aimed at branding its products and services. These investments and initiatives increased the selling, general and administrative expenses during the quarter. As part of its consolidation and integration plan, the Company will continue to review the appropriateness of additional facility consolidations.

During 1999, the Company recorded an aggregate restructuring charge of $5,178,000, which was comprised of the costs related to the consolidation and integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. During the second quarter of 2001, the Company reversed approximately $250,000 of those previously recorded restructuring reserves no longer required due to the revision of certain estimates.

During the second quarter of 2001, the Company recorded a restructuring charge of $634,000. The Company's Second Quarter 2001 Restructuring Plan is comprised of the consolidation and integration of facilities in the Company's Connecticut, Wisconsin and Michigan locations. The Second Quarter 2001 Restructuring Plan is aimed at reducing the Company's operating cost structure by reducing the number of facilities. The restructuring charge includes the lease costs to close facilities of $189,000, the write-down of fixed assets associated with these facilities of $217,000 and personnel costs of $228,000 related to severance costs for the termination of employees related to the closing and/or relocation of the operating facilities.

Interest expense decreased $208,000, or 28%, to $526,000 for the three months ended June 30, 2001, from $734,000 for the three months ended June 30, 2000. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility as compared to the same period in the prior year.

Other income decreased $18,000, to $23,000 for the three months ended June 30, 2001, from $41,000 for the three months ended June 30, 2000. There were no significant variances in other income from the prior year. Other income relates to non-operating activities that do not reflect core operations.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues increased $6,619,000, or 10%, to $76,032,000 for the six months ended June 30, 2001, from $69,413,000 for the six months ended June 30, 2000. This increase was primarily attributable to increased volumes from new and existing customers in the financial services and retail markets and in fufillment services. The Company did however experience lower volumes of business communications services, as a result of general economic conditions, which negatively impacted revenues.

Gross profit increased $940,000, or 5%, to $20,923,000 for the six months ended June 30, 2001, from $19,983,000 for the six months ended June 30, 2000. The increase in gross profit was attributable to the increase in sales activity. The gross profit margin decreased from 29% for the six months ended June 30, 2000 to 28% for the same period in 2001. The decrease in the gross profit margin was due to increased costs related to the new business products and services and decreased equipment utilization as a result of the lower volumes in the Company's business communications services, as well as costs associated with the Company's facilities consolidations and integration during the second quarter of 2001. To reduce costs, during the first quarter of 2001 the Company reduced staffing levels.

Selling, general and administrative expenses increased $2,668,000, or 16% to $19,252,000 for the six months ended June 30, 2001 from $16,584,000 for the six months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 24% to 25%. The increase in selling, general and administrative expenses was primarily due to increased compensation expense including commissions on sales to both new and existing customers, increased commission rates on new products and services and increased staffing of sales and other administrative personnel. The Company also incurred certain moving costs associated with the consolidation and integration, which burdened the selling, general and administrative expenses in the period. In addition, as part of its plan to become a marketing services company, the Company has made investments in technology and infrastructure. The Company also implemented sales and marketing initiatives aimed at branding its products and services. As part of its consolidation and integration plan, the Company will continue to review the appropriateness of additional facility consolidations.

During 1999, the Company recorded an aggregate restructuring charge of $5,178,000, which was comprised of the costs related to the consolidation and integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. During the second quarter of 2001, the Company reversed approximately $250,000 of those previously recorded restructuring reserves no longer required due to the revision of certain estimates.

During the second quarter of 2001, the Company recorded a net restructuring charge of $384,000. See the discussion under the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000.

Interest expense decreased $419,000, or 28%, to $1,067,000 for the six months ended June 30, 2001 from $1,486,000 for the six months ended June 30, 2001. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility as compared to the same period in the prior year.

Other income decreased $18,000, to $86,000 for the three months ended June 30, 2001, from $104,000 for the three months ended June 30, 2000. There were no significant variances from the prior year. Other income relates to non-operating activities that do not reflect core operations.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, Vestcom had working capital of approximately $8,329,000 compared to approximately $6,319,000 at December 31, 2000. The increase was primarily attributable to the reduction in accrued expenses and accounts payable partially offset by decreases in accounts receivable. Net cash provided by operating activities for the six months ended June 30, 2001, was approximately $4,809,000, which consisted of approximately $5,459,000 generated primarily from depreciation and amortization charges, partially offset by decreases in accounts receivable and accrued expenses. Net cash used in investing activities for the six months ended June 30, 2001, was approximately $3,038,000, which consisted primarily of purchases of property and equipment and leasehold improvements. Net cash used in financing activities for the six months ended June 30, 2001, was approximately $841,000 from net repayments of long-term debt.

The Company and Fleet Bank (formerly known as Summit Bank) have entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility"), as amended, in the amount of $31,500,000 with a maturity date of October 1, 2002. On June 30, 2001, $17,706,000 was outstanding and $11,364,000 remained available under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

The Company incurs postage costs on behalf of customers of approximately $2,000,000 to $5,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At June 30, 2001 the Company had postage advances from customers in the amount of approximately $4,552,000 and had prepaid postage and postage receivables of approximately $2,017,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $9,000,000 are expected in 2001. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. The anticipated expenditures relate to technology and production equipment needs of the business as well as internally developed capitalized software. As of June 30, 2001, the Company had incurred approximately $3,039,000 of such anticipated expenditures.

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

New Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company is not eligible for early adoption and will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. The Company has recorded approximately $1,373,000 of amortization expense for the six months ended June 30, 2001

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10-K.

                           Part II: Other Information

Item 6 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 23, 2001. All of the Board's nominees for director were elected, with the following votes:

                                       For           Authority Withheld
                                       ---           ------------------
        Stephen R. Bova             7,070,149             794,360
        Joel Cartun                 7,070,149             794,360
        Leonard Fassler             7,070,149             794,360
        Brendan Keating             7,070,149             794,360
        Robert J. Levenson          7,070,149             794,360
        David Walke                 7,070,149             794,360
        Richard D. White            7,070,149             794,360


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:

             10.13 Secured Promissory Note issued to Vestcom International, Inc. by Brendan Keating, dated as of May 25, 2001 with a maturity date of May 25, 2004.

         (b) Reports on Form 8-K:

             None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         VESTCOM INTERNATIONAL, INC.



                         By: /s/ Michael D. Helfand
                            --------------------------------------------------
                            Michael D. Helfand, Chief Financial Officer
                            Dated:  August 13, 2001