Form 10-Q
period 2001-09-30
VESTCOM INTERNATIONAL INC
filed 2001-11-14
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

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


                                 Yes [X] No [ ]


The number of shares of common stock outstanding as of November 1, 2001 was 9,056,806 shares.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX


Part I:  Financial Information
                                                                                                            Page(s)
                                                                                                            -------
Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets - as of December 31, 2000 and
         September 30, 2001 (unaudited)                                                                        3
    Condensed Consolidated Statements of Operations - For the Three Months and Nine Months
         Ended September 30, 2000 (unaudited) and 2001 (unaudited)                                             4
    Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended
         September 30, 2000 (unaudited) and 2001 (unaudited)                                                   5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                              7

Liquidity and Capital Resources                                                                               10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           12


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                      12

Signature                                                                                                     12

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 2000 and September 30, 2001


                                     ASSETS

                                                                              December 31,         September 30,
                                                                                  2000                2001
                                                                             -------------         -------------
                                                                                (note 1)           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                               $     633,567         $     805,162
     Accounts receivable, net                                                   31,263,745            30,327,938
     Other current assets                                                       10,430,464            12,688,346
                                                                             -------------         -------------
                           Total current assets                                 42,327,776            43,821,446

PROPERTY AND EQUIPMENT, net                                                     39,313,069            36,432,811
GOODWILL, net                                                                   73,912,726            71,852,936
OTHER ASSETS                                                                       390,609               526,192
                                                                             -------------         -------------
                           Total assets                                      $ 155,944,180         $ 152,633,385
                                                                             =============         =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations         $   4,111,132         $   3,714,414
     Accounts payable                                                           14,913,615            13,583,301
     Other liabilities                                                          16,983,588            11,278,185
                                                                             -------------         -------------
                           Total current liabilities                            36,008,335            28,575,900

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    20,084,858            24,211,172
OTHER NONCURRENT LIABILITIES                                                     7,772,610             7,769,094
                                                                             -------------         -------------

                           Total liabilities                                 $  63,865,803         $  60,556,166
                                                                             -------------         -------------

STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 2000 and September 30, 2001                              $   1,240,274         $   1,240,274
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 2000 and September 30, 2001                                 90,300,456            90,300,456
   Retained Earnings                                                               861,565             1,054,820
   Accumulated other comprehensive (loss)                                         (323,918)             (518,331)
                                                                             -------------         -------------

                           Total stockholders' equity                        $  92,078,377         $  92,077,219
                                                                             -------------         -------------

                           Total liabilities and stockholders' equity        $ 155,944,180         $ 152,633,385
                                                                             =============         =============




      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2000 and 2001
                                   (unaudited)


                                                    Three Months Ended                       Nine Months Ended
                                                    ------------------                       -----------------
                                           September 30,         September 30,         September 30,         September 30,
                                               2000                  2001                  2000                  2001
                                           -------------         -------------         -------------         -------------

REVENUES                                   $  37,101,850         $  37,223,942           106,514,394         $ 113,256,262
COST OF REVENUES                              26,566,043            27,272,228            75,995,826            82,381,858
                                           -------------         -------------         -------------         -------------
     Gross profit                             10,535,807             9,951,714            30,518,568            30,874,404

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                  8,988,263             8,906,117            25,571,765            28,158,517
RESTRUCTURING AND OTHER NON-
     RECURRING (CREDITS) CHARGES                    --                    --                (104,416)              384,337
                                           -------------         -------------         -------------         -------------
     Income from operations                    1,547,544             1,045,597             5,051,219             2,331,550

OTHER INCOME (EXPENSE)
     Interest expense                           (700,926)             (438,620)           (2,186,892)           (1,505,643)
     Other income (expense)                       37,195               (33,745)              141,225                52,523
                                           -------------         -------------         -------------         -------------
     Income before provision for
         income taxes                            883,813               573,232             3,005,552               878,430


PROVISION FOR INCOME TAXES                       441,906               517,316             1,502,776               685,175
                                           -------------         -------------         -------------         -------------
     Net income                            $     441,907         $      55,916         $   1,502,776         $     193,255
                                           =============         =============         =============         =============

Net income per share - basic               $         .05         $         .01         $         .17         $         .02
                                           =============         =============         =============         =============


Net income per share - diluted             $         .05         $         .01         $         .17         $         .02
                                           =============         =============         =============         =============


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2000 and 2001
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                              ---------------------------------
                                                                              September 30,       September 30,
                                                                              -------------       -------------
                                                                                  2000                2001
                                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,502,776         $   193,255
     Adjustments to reconcile net income to net cash
     provided by operating activities-
         Depreciation and amortization                                          7,120,937           8,148,342
         Loss on disposal of equipment                                             20,868              38,343
         Restructuring Charges                                                    279,442             216,743

     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                     (215,479)            935,807
         Other current assets                                                   2,641,199          (2,257,883)
         Other assets                                                             110,189             182,668

     Changes in operating liabilities (decrease) in-
         Accounts payable                                                          (1,482)         (1,330,314)
         Other current liabilities                                             (3,427,343)         (5,705,402)
         Other non-current liabilities                                           (536,314)             (3,517)
                                                                              -----------         -----------
                  Net cash provided by operating activities                     7,494,793             418,042

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                     (5,374,214)         (3,909,479)
     Proceeds from sale of assets                                                   6,000             127,849
                                                                              -----------         -----------
                   Net cash (used in) provided by investing activities         (5,368,214)         (3,781,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                             (2,992,621)          3,729,596
                                                                              -----------         -----------

             Net cash (used in) provided by financing activities               (2,992,621)          3,729,596
                                                                              -----------         -----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                        (57,288)           (194,413)

             Net (decrease) increase in cash and cash equivalents                (923,330)            171,595
                                                                              -----------         -----------

CASH, beginning of period                                                       1,458,613             633,567
                                                                              -----------         -----------

CASH, end of period                                                           $   535,283         $   805,162
                                                                              ===========         ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Capital lease obligations                                                    212,393                --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                     2,173,147           1,453,172
     Cash paid (refunded) for income taxes                                    $   (57,268)        $ 2,496,320


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 2000.



(2)    EARNINGS PER SHARE ("EPS")

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three months and nine months ended September 30, 2001 and 2000, respectively.

       Diluted EPS is calculated by dividing income available to common shareholders, adjusted to reflect the effects of earnouts and stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,088,335 and 9,061,536 for the three months ended September 30, 2001 and 2000, respectively; and 9,073,234 and 9,097,176 for the nine months ended September 30, 2001 and 2000, respectively, and reflects 31,529 and 16,428 additional shares issuable in connection with stock options, for the three and nine months ended September 30, 2001, respectively.

       The computation of diluted earnings per share excluded 1,327,363 and 1,068,624 shares issuable upon exercise of options, for the three months ended September 30, 2001 and 2000, respectively, and 1,378,648 and 759,916 shares for the nine months ended September 30, 2001 and 2000, respectively because the effects of their inclusion would have been antidilutive.

(3)    COMPREHENSIVE INCOME (LOSS):

       Comprehensive income includes foreign currency translation gains and losses. The balance sheet translation adjustment was ($133,418) and ($9,470) for the three months ended September 30, 2001 and 2000, respectively; and ($194,413) and ($57,288) for the nine months ended September 30, 2001 and 2000, respectively.

(4)    RESTRUCTURING AND OTHER NON-RECURRING CHARGES:

       During 1999, the Company recorded an aggregate restructuring charge of $5,178,000, which was comprised of the costs related to the consolidation and integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. During the second quarter of 2001, the Company reversed approximately $250,000 of those previously recorded restructuring reserves that were no longer required due to the revision of certain estimates. At September 30, 2001, the Company had approximately $35,000 of the 1999 restructuring reserves remaining, which relate to facility exit costs.

       During the second quarter of 2001, the Company recorded a restructuring charge of approximately $634,000. The Company's second quarter 2001 restructuring plan is comprised of the consolidation and integration of facilities in the Company's Connecticut, Wisconsin and Michigan locations (the "Second Quarter 2001 Restructuring Plan"). The Second Quarter 2001 Restructuring Plan is aimed at reducing the Company's operating cost structure by reducing the number of facilities. The restructuring charge includes the facility exit costs of $189,000, the write-down of fixed assets associated with these facilities of $217,000 and personnel costs of $228,000 related to severance costs for the termination of employees related to the closing and/or relocation of the operating facilities. At September 30, 2001, the Company had $157,000 of remaining restructuring reserves relating to the Second Quarter 2001 Restructuring Plan. This reserve was comprised of $13,000 related to severance costs and $144,000 related to facility exit costs. In addition to the costs included in the restructuring charge, the Company incurred an aggregate of $263,000 through September 30, 2001 of moving related costs that were included in the Company's operating results.

(5)    FUTURE ACCOUNTING REQUIREMENTS:

       In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur that indicate the Company's goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company is not eligible for early adoption and will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. The Company has recorded approximately $2,060,000 of amortization expense for the nine months ended September 30, 2001.

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: uncertainty relating to general economic conditions, the impact of the September 11th events on our client's ability to continue with or embark on new projects, the ability of the Company to execute and manage its growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced cost savings including overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including electronic and Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability of the Company to successfully brand its products and services, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business communications industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues remained relatively flat and increased $122,000, less than 1%, to $37,224,000 for the three months ended September 30, 2001, from $37,102,000 for the three months ended September 30, 2000. The flat revenue levels are attributable to several factors. Prior to the September 11th tragedy, the Company commenced several new large projects in the Travel and Leisure, and Financial Services markets during the third quarter. However after the tragedy of September 11th, the Company experienced a decrease in volume from its financial services clients. Several of the Company's long-time clients were physically located in the World Trade Center and surrounding area, and the shutdown of the financial markets for almost a week reduced the amount of financial statements the Company produced for its clients during that time period. Additionally, the Company had decreased volume from certain existing customers in fulfillment services.

Gross profit decreased $584,000, or 6%, to $9,952,000 for the three months ended September 30, 2001, from $10,536,000 for the three months ended September 30, 2000. The decrease in gross profit was primarily attributable to the decrease in volumes related to the tragic events that occurred on September 11th. The gross profit margin decreased from 28% for the three months ended September 30, 2000 to 27% for the same period in 2001. The decreased gross profit and margins reflected increased costs related to the Company's changing product mix as well as costs associated with facility consolidations and integrations during the quarter.

Selling, general and administrative expenses decreased $82,146, or 1%, to $8,906,000 for the three months ended September 30, 2001, from $8,988,000 for the three months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses remained flat at 24% for the third quarter 2001 and the third quarter 2000. The slight decrease in the dollar amount of selling, general and administrative expenses was a result of reduced overhead and facility costs directly related to previous facilities consolidations. The decrease was partially offset by the moving costs associated with the additional facilities consolidations and integration that occurred during the third quarter. For the remainder of the year and in 2002, the Company will continue to review the appropriateness of additional facility consolidations and will continue its focus on further streamlining the business.

In addition, selling, general and administrative expenses have been burdened with increased compensation expense including commissions on sales to both new and existing customers, increased commission rates on new products and services and increased staffing of sales and other administrative personnel. As part of its plan to become a marketing services company, the Company is continuing to make investments to enhance its technology and infrastructure, as well as to support its sales and marketing initiatives aimed at branding its products and services. These investments and initiatives negatively impacted the selling, general and administrative expenses during the quarter.

Interest expense decreased $262,000, or 37%, to $439,000 for the three months ended September 30, 2001, from $701,000 for the three months ended September 30, 2000. This decrease was primarily attributable to lower interest rates for outstanding balances on the Company's credit facility as compared to the same period in the prior year.

Other income (expense) decreased $71,000, to $34,000 of expense for the three months ended September 30, 2001, from $37,000 of income for the three months ended September 30, 2000. This decrease was primarily attributable to the disposal of equipment damaged in a flood at the Company's Houston facility. The flood occurred during the second quarter, and any loss was substantially covered by insurance, and therefore, the flood did not have a material effect on the Company's financial results for the quarter.

During the third quarter, the Company increased its estimated tax provision. The Company's effective tax rate for the three months was 90% as compared to a 50% effective rate for the same quarter in the prior year. The substantially higher effective tax rate for the quarter results from the significant amount of non-tax-deductible goodwill on the Company's balance sheet and the Company's lower pretax earnings.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues increased $6,742,000, or 6%, to $113,256,000 for the nine months ended September 30, 2001, from $106,514,000 for the nine months ended September 30, 2000. This increase was primarily attributable to increased volumes from new and existing customers in the financial services and retail markets and fulfillment services. The Company did, however, experience lower volumes of business communications, as a result of a decline in general economic conditions, which negatively impacted revenues. In addition, after the tragedy of September 11th, the Company had a decrease in volume from its financial services clients. Several of the Company's long-time clients were physically located in the World Trade Center and surrounding area, and the shutdown of the financial markets for almost a week reduced the amount of financial statements the Company produced for its clients during that time period. Additionally, after September 11th, the Company had decreased volumes from certain existing customers in fulfillment services.

Gross profit increased $356,000, or 1%, to $30,874,000 for the nine months ended September 30, 2001, from $30,519,000 for the nine months ended September 30, 2000. The increase in gross profit was attributable to the increase in sales activity. The gross profit margin decreased from 29% for the nine months ended September 30, 2000 to 27% for the same period in 2001. The decrease in the gross profit margin was due to increased costs related to the Company's changing product mix and decreased equipment utilization as a result of the lower volumes in the Company's business communications, as well as costs associated with the Company's facilities consolidations and integration during the second and third quarters of 2001. To reduce costs, during the first quarter of 2001 the Company reduced staffing levels. Additionally, the Company had a decrease in volumes as a result of the September 11th tragedy which negatively impacted the gross profit margin.

Selling, general and administrative expenses increased $2,587,000, or 10% to $28,159,000 for the nine months ended September 30, 2001 from $25,572,000 for the nine months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 24% to 25%. The increase in selling, general and administrative expenses was primarily due to increased compensation expense including commissions on sales to both new and existing customers, increased commission rates on new products and services and increased staffing of sales and other administrative personnel. The Company also incurred certain moving costs associated with the Company's ongoing consolidation and integration efforts, which burdened the selling, general and administrative expenses in the period. The increase was partially offset by the savings the Company has begun to realize as a result of the prior facilities consolidations. For the remainder of the year and in 2002, the Company will continue to review the appropriateness of additional facility consolidations and will continue to focus on further streamlining the business. In addition, as part of its plan to become a marketing services company, the Company is continuing to make investments in technology and infrastructure. The Company also implemented sales and marketing initiatives aimed at branding its products and services.

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

During the second quarter of 2001, the Company recorded a restructuring charge of $634,000. The Company's Second Quarter 2001 Restructuring Plan is comprised of the consolidation and integration of facilities in the Company's Connecticut, Wisconsin and Michigan locations. The Second Quarter 2001 Restructuring Plan is aimed at reducing the Company's operating cost structure by reducing the number of facilities. The restructuring charge included the facility exit costs of $189,000, the write-down of fixed assets associated with these facilities of $217,000 and personnel costs of $228,000 related to severance costs for the termination of employees related to the closing and/or relocation of the operating facilities.

Interest expense decreased $681,000, or 31%, to $1,506,000 for the nine months ended September 30, 2001 from $2,187,000 for the nine months ended September 30, 2001. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility as compared to the same period in the prior year.

Other income decreased $89,000, to $53,000 for the nine months ended September 30, 2001, from $141,000 for the nine months ended September 30, 2000. This decrease was attributable to the disposal of equipment damaged in a flood at the Company's Houston facility. The flood occurred during the second quarter, and any loss was substantially covered by insurance, and therefore the flood did not have a material effect on the Company's financial results for the period.

During the third quarter, the Company increased its estimated tax provision. The Company's effective tax rate for the nine-month period was 78% as compared to a 50% effective tax rate in the same period in the prior year. The substantially higher effective tax rate for the year results from the significant amount of non-tax-deductible goodwill on the Company's balance sheet and the Company's lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, Vestcom had working capital of approximately $15,246,000 compared to approximately $6,319,000 at December 31, 2000. The increase was primarily attributable to the reduction in accrued expenses and accounts payable and an increase in other current assets partially offset by a decrease in accounts receivable. Net cash provided by operating activities for the nine months ended September 30, 2001, was approximately $418,000, which consisted of approximately $8,597,000 of net income and non cash items generated primarily from depreciation and amortization charges partially offset by decreases in accrued expenses and accounts payable and increases in other current assets. Net cash used in investing activities for the nine months ended September 30, 2001, was approximately $3,782,000, which consisted primarily of purchases of property and equipment and leasehold improvements. Net cash provided by financing activities for the nine months ended September 30, 2001, was approximately $3,730,000 from net borrowings of long-term debt.

The Company and Fleet Bank (formerly known as Summit Bank) have entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility"), as amended, in the amount of $31,500,000 with a maturity date of October 1, 2002. On September 30, 2001, $22,911,000 was outstanding and $5,857,000 remained available under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings. The Company is discussing extending the terms and expanding the current Credit Facility with lenders.

Cash flows for the last few weeks of the third quarter were negatively impacted by the September 11th tragedies. The Company experienced delays in cash receipts on many outstanding customer balances due to the delay in mail services and the direct effect on the Company's clients located in the World Trade Center and surrounding area. These delays caused the Company to increase its borrowings on the Company's Credit Facility during the month of September.

The Company incurs postage costs on behalf of customers of approximately $2,000,000 to $5,000,000 each month. The Company seeks to collect such postage costs from its customers in advance. At September 30, 2001 the Company had postage advances from customers in the amount of approximately $3,391,000 and had prepaid postage and postage receivables of approximately $2,950,000. To the extent the Company is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $7,500,000 are expected in 2001. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. The anticipated expenditures relate to technology and production equipment needs of the business as well as internally developed capitalized software. As of September 30, 2001, the Company had incurred approximately $3,909,000 of such anticipated expenditures.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur that indicate the Company's goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company is not eligible for early adoption and will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. The Company has recorded approximately $2,060,000 of amortization expense for the nine months ended September 30, 2001.

Item 3 -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                   Dated:  November 14, 2001