Form 10-K405
period 2001-12-31
VESTCOM INTERNATIONAL INC
filed 2002-03-29
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 for the fiscal
                          year ended December 31, 2001.

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

Aggregate market value of voting stock held by non-affiliates as of March 1, 2002 was approximately $12.9 million.

Number of shares of Common Stock outstanding as of March 1, 2002:  9,056,806.

Documents incorporated by reference: Definitive Proxy Statement for the registrant's 2002 Annual Meeting of Shareholders (Part III).

                           VESTCOM INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                PAGE

                                                 Part I
Item 1      Business.                                                            3
Item 2      Properties.                                                         17
Item 3      Legal Proceedings                                                   17
Item 4      Submission of Matters to a Vote of Security Holders                 17
Item 4A     Executive Officers of the Registrant.                               17

                                              Part II

Item 5      Market for the Registrant's Common Equity and Related
                 Stockholder Matters.                                           19
Item 6      Selected Financial Data                                             20
Item 7      Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                             20
Item 7A     Quantitative and Qualitative Disclosures About Market Risk.         23
Item 8      Financial Statements and Supplementary Data                         24
Item 9      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.                         F-18

                                            Part III

Item 10     Directors of the Registrant                                         25
Item 11     Executive Compensation.                                             25
Item 12     Security Ownership of Certain Beneficial Owners and
                 Management                                                     25
Item 13     Certain Relationships and Related Transactions.                     25

                                              Part IV

Item 14     Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.                                               25

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

General

Vestcom International, Inc. ("Vestcom" or the "Company") is a leading provider of business communications, e-marketing and retail marketing services, using technology and innovation to supply enhanced value in all phases of communications between businesses and their customers. Vestcom helps its clients market to and communicate with their customers through a wide range of applications in business communications, marketing and data management. Vestcom employs approximately 1,000 individuals and serves customers from 21 operating facilities throughout the United States and Canada.

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

Vestcom's Expertise Enables it to Provide Value-Added Services to Customers

Through its integrated solutions, Vestcom helps companies in a variety of industries acquire, retain and grow their customer base. Vestcom's knowledge of the industry, technological expertise, resources and operating efficiencies enable it to provide a broad range of business communications and marketing services from multiple locations at a competitive cost. The Company provides value-added services for its customers, including managing critical data, printing and distributing personalized documents and providing customer relationship management ("CRM"). Vestcom's services include the creation, management and distribution of critical business communications such as statements, invoices and confirms, as well as database management, and production and distribution of direct mail in support of marketing initiatives. Vestcom also provides enhanced value by creating and managing custom built web storefronts for its customers, and providing the related fulfillment services, including management, warehousing, kitting and distribution of the requested products and literature.

As part of its business communications services, in the financial services industry, Vestcom provides added value by producing statements, invoices and trade confirms in a cost-effective, timely manner, with enhanced graphics, and by providing innovative technology which lets the customer individualize the documents with targeted messages.

As part of its e-marketing services, Vestcom's web-based fulfillment capabilities integrate the power of the Internet with brick and mortar traditional fulfillment capabilities to strengthen its clients' relationships with their customers. For example, a Vestcom customer can direct its clients to a Vestcom hosted website where the client can request specific information or products. Vestcom captures the request, generates and personalizes the information or product, and distributes it to the requesting individual.

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

Vestcom provides services to customers in a broad range of industries. In addition to the financial services and retail industries, Vestcom provides services to customers in the pharmaceutical, telecommunications and utilities, travel, leisure and gaming, and insurance/healthcare industries. Vestcom provides its customers with solutions to meet their business communications and marketing services requirements. Vestcom's services enable customers to:

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

         o  Build and sustain strong relationships with their customers

         Vestcom's marketing services assist customers in building and sustaining strong and profitable relationships with their customers. Vestcom supports a broad range of marketing services from creative development to sophisticated database management, including customer relationship management, to timely distribution processes. Whether to increase customer brand awareness, or introduce new offers, products or services, Vestcom's capabilities offer clients multiple opportunities to capitalize on the business potential of customer communications.

         o Manage and utilize critical information to enhance client communication

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

         o  Reduce production turnaround time and equipment downtime

         Vestcom's advanced computer network can shift production to various locations, thereby increasing efficiency, productivity, cost effectiveness and timely delivery. Vestcom also reduces turnaround time and downtime through its:

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

                  Examples of these new technologies and service offerings include:

                           o Vestcom's database management services, including customer relationship management, which assist customers in designing, implementing and determining the effectiveness of marketing campaigns; and

                           o Vestcom's electronic based services, which provide customers with the option of:

                                    o Ordering products and marketing materials via the Internet;

                                    o Providing electronic document delivery;
                                      and

                                    o Offering electronic bill presentment and payment.

Industry Overview

The business communications and marketing services industry is highly fragmented and is characterized by many small companies, which typically serve local markets and provide a narrow range of services, and by numerous in-house operations and several national service providers, some of whom serve specialized market niches. As a result of the increased complexity and volume of business critical documents and the increased costs of producing these documents in-house, a growing number of companies have looked to outsourcing as an alternative to creating, managing and distributing business communications and marketing services in-house. Vestcom believes that many companies offering outsourcing services comparable to Vestcom's services:

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

New Products and Services

Vestcom supplements the selling efforts of its operating units by corporate-sponsored internal product development, acquisition of new products and services and sales and marketing efforts. During 2001, Vestcom continued branding its product and service offerings and enhanced its customer relationship management services. For example, Vestcom has integrated the power of the Internet with its state-of-the-art database management, digital printing, fulfillment and distribution processes to provide customized communications that help Vestcom's clients establish and maintain customers. In addition, Vestcom intends to utilize its knowledge with respect to specific industries to sell products tailored to meet clients' needs for customer acquisition and retention.

Leverage Technical Know-How and Production Resources

Vestcom's operating units share a common technical expertise, which includes data management skills, programming know-how, and expertise related to image/document transmission, formatting, presentation, production and distribution. The units also operate similar printing and related production equipment. To leverage its technical know-how and production resources, Vestcom is continuing its program to transfer industry specific application expertise among its various operating units and to have each site provide the Company's full complement of services.

Increase Sales Emphasis on Larger Opportunities

Vestcom intends to capitalize on its available capacity by aggressively marketing through its integrated sales force. The Company intends to continue focusing its sales and marketing efforts on large, multi-year projects. In addition, the Company is targeting specific vertical markets, including financial services, retail, insurance/healthcare, telecommunications and utilities, and travel, leisure and gaming.

Capitalize on Cross-Selling Opportunities

Vestcom has initiated cross-selling efforts and intends to further capitalize on the expertise of the various Operating Companies to expand the range of services provided to existing customers as well as to broaden Vestcom's customer base. As examples, Vestcom believes that its customer relationship management services could be marketed to certain customers for whom Vestcom presently produces business critical documents, and its fulfillment services could be marketed to certain customers in the financial services industry for whom Vestcom presently provides laser printing and document distribution services. Vestcom further believes that technologies shared among the Operating Companies, such as the ability to electronically distribute data received from customers to geographically dispersed locations, increases Vestcom's cross-selling opportunities. In addition, certain of the Operating Companies have expertise in particular industries and with specific types of customers, such as financial institutions, retail chains and telecommunications companies. Vestcom believes that this expertise enhances its ability to obtain and service customers.

For a discussion of certain risks associated with Vestcom's internal growth strategy, see "Risk Factors - There Are Various Risks Related to Integrating Vestcom's Operating Companies", "- Vestcom May Not Be Able to Successfully Manage Its Growth" and "- Vestcom May Not Be Able to Sustain Internal Growth".

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

In March 2002, the Company announced that its Board of Directors had retained CIBC World Markets as its financial advisor. CIBC has been engaged to assist Vestcom in evaluating expressions of interest in acquiring the Company and to explore other potential opportunities to maximize shareholder value, including, but not limited to, the sale or disposition of the Company, a merger or other significant transaction. There can be no assurance that a transaction involving Vestcom will result.

Services

Vestcom provides a variety of services for its customers based on their specific needs for business communications and marketing services. These services can be broken down into business communications, e-marketing and retail marketing, each of which is discussed below.

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

Vestcom offers its customers a variety of medium for the production and distribution of business communications, including paper, electronic formatting via the Internet, compact disc, microfiche, and microfilm. Vestcom offers electronic archiving of information which can be accessed via the Internet. Vestcom also offers electronic document delivery and electronic bill payment and presentment via the Internet, which speeds delivery time and enables end users to view information in electronic format. Compact disc is primarily used for rapid access to information and in situations where the user needs to manipulate the data easily. Microfiche and microfilm are used primarily for archiving and for other purposes which are not highly time-sensitive.

Vestcom utilizes similar processes to produce and distribute direct marketing material for its customers. The Company's technological capabilities enable it to produce marketing materials using four color, variable digital print. Through this process, Vestcom produces mailings containing individualized information and personal photographs. For example, a pharmaceutical company may promote a particular drug by producing informational posters and bulletins about their product that contain a picture of the targeted doctor as well as the doctor's mailing information. By combining variable, digital color operations with Vestcom's database capabilities, the Company is able to produce custom made marketing literature that selects print choices based upon known customer information.

Vestcom also provides cost effective and rapid distribution of completed documents. The Company's production operations provide intelligent insertion of supplementary marketing material into envelopes, selective distribution, quality control and cost-effective and expedited postal delivery. Vestcom provides both selective (intelligent) and non-selective insertion services. Vestcom's equipment folds and inserts reports, bills, invoices, notices, coupons and other marketing materials into envelopes. In addition, by electronically distributing data received from customers to geographically dispersed production and distribution centers, Vestcom can reduce distribution costs while improving delivery time.

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

The Company seeks to increase its share of the retail labeling market through increased penetration of existing retail customers and the introduction of new products. In 1999, the Company introduced new products such as Pop-O-Gram (in-store product advertising) and Plan A+ shelf strips (combining pricing and product shelf layout / Plan-O-Gram data for retail store chains. These products assist retail store operators with in-store merchandising and advertising.

E-Marketing Services

Vestcom's e-marketing services include database, fulfillment and Internet related services.

         Database

Vestcom's database services include the creation and maintenance of customer databases through targeted e-mail, web pages or captured survey and response data. Vestcom's advanced data management techniques and customer relationship management services assist in creating customer driven marketing campaigns. Through its e-marketing services the Company helps its customers tailor their marketing focus and target specific desired audiences. The combination of database management with Vestcom's other capabilities, including the printing and distribution of direct marketing materials and electronic presentment, enables the Company to provide its customers with end-to-end value-added services. Vestcom is able to assist its customers by:

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

Vestcom's strategy is to expand its database management services by cross-selling these services to its direct mail and fulfillment customers. Vestcom expects its e-marketing services to increase business communications volume in the future as the database marketing work generates electronic and printed information.

         Fulfillment

Vestcom integrates the power of the Internet with state-of-the-art database management, digital printing, fulfillment and distribution processes to provide customized communications for its clients. Vestcom's automated fulfillment process and its laser print capabilities allow the Company to store literature electronically, enabling the Company to personalize specific materials and print marketing materials and letters on demand. For example, Vestcom can receive a web-based request for an enrollment kit, generate the customized kit utilizing information provided by the end-user and distribute that material to the requestor.

Vestcom also provides fulfillment services whereby it warehouses clients' inventory of literature or products, receives and compiles orders and then distributes the materials to various locations based upon the customer's order. Vestcom processes requests via business reply cards, fax ordering, inbound telemarketing and the Internet. Vestcom's inbound telemarketing service includes customer service representatives who take orders and provide information concerning inventory availability, anticipated delivery and the status of previously placed orders. Vestcom's services allow customers to seamlessly integrate their call center or website to Vestcom, enabling Vestcom to fill orders directly. Vestcom also produces customized computer reports which track the volume and frequency of shipments of materials to various locations.

Vestcom also provides fulfillment services that combine individualized print-on-demand material with existing inventory of literature and/or products. Vestcom can accommodate quick changes of new information and eliminate waste by limiting the amount of obsolete inventory.

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

As part of its fulfillment services, Vestcom also prints, packages and distributes documents that are subject to frequent revision or unpredictable demand, such as product instruction manuals, training manuals and technical materials. For example, a software company that provides instruction manuals to its customers may need to update the manuals frequently to reflect changes in its product. Vestcom's print on demand system permits the customer to revise the instruction manual, cost-effectively producing the number of copies required at the time the information is needed. The flexibility of Vestcom's system enables the customer to make product enhancements (such as corrections or improvements to product manuals) without maintaining costly inventories of documents that might quickly become outdated. Vestcom also provides complete assembly of software packages, including coordination of software duplication and production of the applicable documentation.

         Internet Services

Vestcom's range of data management and delivery services include Internet-based solutions such as web-based fulfillment services, e-mail distribution and electronic bill presentment and payment. Vestcom's automated information and technology infrastructure enables the Company to distribute bills, statements and marketing material over the Internet. Vestcom also provides Internet-based data archiving.

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

Vestcom believes that an increasing number of communications service providers, utilities, financial services and other industries will require electronic statement and information presentment capabilities. Because of its existing volume, state-of-the-art processing systems and strong client relationships, the

Company believes it can be a one-stop, full-service supplier of either paper-based or electronically delivered information.

Development of New Services

Vestcom believes that its future success depends on its ability to enhance its current services and develop new services that address the increasingly sophisticated needs of its customers.

Sales and Marketing

Vestcom's sales efforts are handled primarily through its in-house direct sales staff of 62 sales and marketing professionals. Vestcom also employs customer service representatives to provide on-going support to existing customers and to oversee the implementation of new customer projects. In addition, Vestcom employs technical product managers who can help local sales professionals with local opportunities when an expert is needed, such as Internet services or database solutions.

During 2001, Vestcom refocused its sales and marketing effort by (i) redesigning its sales training program to emphasize strategic selling to targeted vertical markets and branding new products relevant to those industries, (ii) restructuring the compensation plan for sales executives to encourage higher margin jobs, and (iii) implementing a standardized sales activity and forecasting tool for the entire sales organization. In 2001 the Company also invested in branding the business as a marketing services company. This included creation of marketing collateral, an updated Company website and industry specific branded products. Sales efforts are augmented by participation in industry trade shows and conferences, articles and advertisements in trade journals as well as industry specific product training.

Vestcom's sales force is aligned by vertical markets such as financial services, pharmaceutical services and retail services to provide the sales professionals with a deeper understanding of the dynamics of a particular industry. This alignment assists the sales force in tailoring solutions to a particular client. Vestcom's sales force is trained and encouraged to cross-sell the Company's products and services.

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

Customers

Vestcom provides services to customers in a broad range of industries, including the financial services, retail, pharmaceutical, telecommunications and utilities, healthcare, travel, leisure and gaming and software industries. No one customer presently accounts for over 5% of Vestcom's revenues.

Competition

Vestcom operates in a highly competitive industry. There can be no assurance that Vestcom's targeted customer base will outsource more of their needs for business communications and marketing services or that such businesses will not bring in-house services that they currently outsource. In addition, with respect to those services that are outsourced, Vestcom competes with a variety of companies, many of which have greater financial resources than Vestcom. A number of Vestcom's current suppliers of equipment and services are also a source of competition. Vestcom's major competitors include Output Technology Solutions (a division of DST Output Systems), IKON Office Solutions, Wallace Computer Services, Inc., Bowne & Co., Inc., Moore Corporation Ltd., The Relizon Company (formerly a division of Reynolds & Reynolds), Acxiom Corporation, Harte Hanks Communications, Inc., SourceCorp Incorporated (formerly known as F.Y.I. Incorporated), Xerox Business Services, Pitney Bowes Management Services, and Lason, Inc., as well as smaller local, regional and national providers.

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

Employees

At December 31, 2001, Vestcom had approximately 1000 full-time and 100 part-time employees. No employees of Vestcom are represented by a labor union. Vestcom considers its relations with its employees to be good.

Other Items

In March, 2002, V Investment Partners LLC (the "dissident") announced its intention to nominate its own slate of directors to stand for election to the Company's Board. The dissident's notice indicates it is seeking to replace five of Vestcom's seven duly elected directors. Vestcom's Board unanimously opposes the dissident's nominees and will be actively seeking support for its nominees at the Company's annual meeting of shareholders. The Board has set June 21, 2002 as the date for Vestcom's annual meeting of shareholders.

                                  RISK FACTORS

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

Vestcom Depends on Certain Technology

Vestcom's success is dependent on its ability to acquire and utilize competitive production technologies on a more cost-effective basis than Vestcom's existing and potential customers can utilize them in-house. Vestcom's services could be rendered noncompetitive or obsolete by technological advances made by its current or potential production technology suppliers, some of whom may be competitors. In addition, Vestcom could make a significant investment in equipment or technology which quickly becomes obsolete. Vestcom cannot be certain that it will be able to obtain the rights to use any of these technologies, that it will be able to implement effectively these technologies on a cost-effective basis or that these technologies will not render noncompetitive or obsolete Vestcom's role as a leading provider of business communications, e-marketing and retail marketing services.

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

Vestcom's Business May Be Affected as a Result of the Tragedies of September 11, 2001 and the Slowdown in the Economy

It is unclear what the future effect will be of the tragic events of September 11th and the slowdown of the economy on Vestcom's business. These events may negatively impact Vestcom's clients and may detract them from continuing or embarking on new projects. Specifically, several of Vestcom's long-time clients were physically located in the World Trade Center and surrounding area and the shut down of the stock markets for nearly a week limited the number of trade confirmations Vestcom provided for several of its clients that week. Any additional, unanticipated interruption in the stock markets would adversely affect Vestcom's business. In addition, if the slower economy continues, some of the Company's clients may cut their marketing budgets, and therefore have less of a need for marketing services.

Vestcom Faces Risks Related to its Acquisition Strategy

Vestcom intends to expand its operations through the acquisition of additional businesses in the business communications, e-marketing, retail marketing and general marketing services businesses. There can be no assurance that Vestcom will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into Vestcom without substantial costs, delays or other operational or financial difficulties. Further, acquisitions may involve a number of special risks, including:

              o  adverse effects on Vestcom's operating results;

              o  diversion of management's attention;

              o failure to retain key personnel or customers of an acquired company; and

              o  risks associated with unanticipated events.

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

Vestcom's Quarterly Results May Vary

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

Vestcom May Face Potential Liability for Breach of Confidentiality

A substantial portion of Vestcom's business involves the handling of data containing confidential and other sensitive information. There can be no assurance that unauthorized disclosure will not result in liability to Vestcom or damage Vestcom's reputation. In addition, in connection with providing its e-marketing products and services, Vestcom transmits information about third parties over the Internet. Vestcom may be exposed to liability with respect to the transmission of such third party information.

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

Effect of Certain Charter and Bylaw Provisions, Shareholder Rights Protection Plan and New Jersey Law

The Board of Directors of Vestcom is empowered to issue common stock and preferred stock without shareholder action. The existence of this "blank-check" common stock and preferred stock could render more difficult or discourage an attempt to obtain control of Vestcom by means of a tender offer, merger, proxy contest or otherwise without such party obtaining prior recommendation from the Company's Board, and may adversely affect the prevailing market price of Vestcom's Common Stock. In addition, the New Jersey Shareholders Protection Act prohibits certain persons from engaging in business combinations with Vestcom.

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

Item 2. Properties

Vestcom currently operates in 21 production facilities, aggregating approximately 855,000 square feet. These facilities are located in 14 states and in the Provinces of Quebec and Ontario, Canada. All of these facilities are leased and are used for operations, administrative and/or storage functions. Leases vary in term remaining from month-to-month to 12 years and in some cases, include options to extend the lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2001, no matters were submitted to a vote of Vestcom's security holders.

Item 4A. Executive Officers of the Registrant

Vestcom's executive officers are as follows:

Name                                       Age*                Positions with Vestcom
----                                       ----                ----------------------

Joel Cartun                                 62                 Chairman of the Board

Brendan Keating                             47                 Chief Executive Officer, President and Chief
                                                               Operating Officer

Michael D. Helfand                          42                 Executive Vice President, Chief Financial
                                                               Officer, Treasurer and Assistant Secretary

Sheryl Bernstein Cilenti                    33                 Vice President, General Counsel and Secretary

David Adler                                 50                 Vice President and Chief Technology Officer

Andrew Lewkowicz                            40                 Senior Vice President Sales and Marketing

* Ages are as of March 1, 2002.

Joel Cartun has been a director of Vestcom since its incorporation in September 1996 and Chairman of the Board since August 1997. He served as Chief Executive Officer from its incorporation until April 2000, and as President of Vestcom from its incorporation until March 1999. Mr. Cartun founded Comvestrix Corp. (now known as Vestcom Mid-Atlantic, Inc. ("VMA")), one of the original seven Operating Companies, in 1969, and served as Chief Executive Officer until April 2000, and as President until October 1998. Mr. Cartun was a founder of Xplor International, a trade association for the electronic printing industry.

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

Andrew Lewkowicz has served as Senior Vice President of Sales and Marketing since March 2001 and as and officer of Vestcom since December 2001. Prior to joining Vestcom, from July 1999 to February 2001, Mr. Lewkowicz was the President and founder of Merrill IR Edge, a unit of Merrill Corporation and a provider of Internet based investor relations communications. Prior to that, from April 1997 to July 1999 he was Vice President of Business Development for Merrill Corporation, where he focused on acquisition strategy and general management in New England. Prior to that, from 1994 to 1997, Mr. Lewkowicz was President of RR Donnelley and Sons, Healthcare Communications Solutions unit, where he developed products and services for Insurance and Managed Care organizations nationwide. Prior to that, from 1990 to 1994 he was Vice President of Donneley's Financial Printing business unit, where he managed sales and operations in the Eastern region.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Vestcom's Common Stock has traded on the Nasdaq National Market since July 30, 1997, under the symbol "VESC". The following table sets forth the range of high and low closing sales prices for the Common Stock on the Nasdaq National Market for the periods indicated:


                                        High                      Low
                                        ----                      ---

Year ended December 31, 2001:
              First quarter             $2.750                   $1.813
              Second quarter             2.490                    1.750
              Third quarter              2.990                    1.950
              Fourth quarter             2.820                    1.520

Year ended December 31, 2000:
              First quarter             $6.375                   $3.50
              Second quarter             5.375                    3.063
              Third quarter              4.00                     2.375
              Fourth quarter             2.656                    1.531


As of March 20, 2002, there were 60 holders of record of the Common Stock.

Vestcom has not declared or paid any dividends on its Common Stock. Vestcom currently intends to retain earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of Vestcom's Board of Directors after taking into account various factors, including Vestcom's financial condition, results of operations, current and anticipated cash needs and plans for expansion and any restrictions that may be imposed by Vestcom's future credit facilities. Vestcom's credit facility with Fleet National Bank (formerly Summit Bank) restricts Vestcom's ability to pay cash dividends on its Common Stock. The credit facility provides that Vestcom may declare and pay quarterly cash dividends on its Common Stock only if after giving effect to any such payment Vestcom would not be in default under any of the provisions of such credit facility.

Item 6. SELECTED FINANCIAL DATA

         Vestcom acquired the original seven Operating Companies on August 4, 1997 concurrently with the consummation of the Company's initial public offering ("IPO"). Prior to the consummation of the IPO, Vestcom conducted no activities, other than those related to the IPO and the acquisition of the seven original Operating Companies. The following selected historical financial data of Vestcom has been derived from the audited financial statements of Vestcom. The Statements of Operations Data included below reflect the operations of the Operating Companies from the respective dates of their acquisition.


                                                     SELECTED FINANCIAL DATA
                                        (Dollars in thousands, except per share amounts)

                                            Year Ended        Year Ended        Year Ended        Year Ended        Year Ended
                                           December 31,      December 31,      December 31,      December 31,       December 31,
                                               2001              2000              1999              1998               1997
                                               ----              ----              ----              ----               ----
Statement of Operations Data:

Revenues................................   $      150,527    $       146,076   $      130,240    $     108,676    $      29,277

Income (Loss) from Operations...........   $        3,479    $         7,250   $       (1,383)   $       8,927    $       2,671

Net Income (Loss) - Basic..............    $         (216)   $         2,337   $       (2,333)   $       4,627    $       1,308
Net Income (Loss) - Diluted............    $         (216)   $         2,337   $       (2,333)   $       4,623    $       1,249
Net Income (Loss) per share - Basic.....   $         (.02)   $           .26   $         (.26)   $         .52    $         .31
Net Income (Loss) per share - Diluted..    $         (.02)   $           .26   $         (.26)   $         .52    $         .29

Additional Information
EBITDA                                     $       14,568    $        18,344   $        6,862    $       15,228   $       4,681


                                            December 31,      December 31,      December 31,      December 31,      December 31,
Balance Sheet Data:                             2001              2000              1999               1998              1997
                                                ----              ----              ----               ----              ----

Working capital                            $         9,378   $         6,319   $         7,864   $        3,745     $       17,147
Total assets                               $       147,335   $       155,944   $       159,380   $      142,544     $      114,346
Long term obligations                      $        25,354   $        27,857   $        34,144   $       21,386     $       10,802
Stockholders' equity                       $        91,551   $        92,078   $        89,799   $       89,911     $       83,028

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the financial condition and results of operations of Vestcom should be read in conjunction with Vestcom's Consolidated Financial Statements and the related notes thereto appearing elsewhere herein.

Disclosures Regarding Forward Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage the Company's growth strategy, the results of the Company's investment spending, the continued review of additional consolidations and the timing and cost of any additional consolidations, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, and improved financial results at the newly consolidated facilities, uncertainty relating to general economic conditions, the impact of the September 11th tragedies on our clients ability to continue with or embark on new projects, acceptance of Vestcom's products and services, including electronic and Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the business communications industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
($ in 000's)

         Revenues increased $4,451 or 3.0%, from $146,076 for the year ended December 31, 2000 to $150,527 for the year ended December 31, 2001. This growth was primarily due to increased sales to new and existing customers primarily in the retail markets, partially offset by the decrease in presort revenues due to the sale of the Company's mail presort assets in December 2000. In addition, the Company's revenues were negatively impacted by the slowdown in the economy, the reduction in new marketing related projects particularly after the tragic events of September 11th, and the cancellation of a large marketing fulfillment project by an existing client.

         Vestcom's gross profit decreased $1,688, or 4.0%, from $42,337 for the year ended December 31, 2000 to $40,649 for the year ended December 31, 2001. The decrease in gross profit was primarily attributable to the Company's higher start-up and fixed costs related to its newer product lines and increased purchases of outsourced production services, as well as costs associated with the Company's facilities consolidations and integrations throughout the year. Gross margins year over year have decreased from 29% in 2000, to 27% in 2001. The decrease in gross margins relates primarily to the slower growth in sales volumes due to the items described in the revenue discussion above.

         Selling, general and administrative expenses increased $1,595, or 4.5%, from $35,191 for the year ended December 31, 2000, to $36,786 for the year ended December 31, 2001. As a percentage of revenues, selling general and administrative expenses remained relatively flat at 24.1% in 2000, versus 24.4% in 2001. The increase in expenses was primarily attributable to the increase in sales compensation expenses resulting from the hiring of sales and marketing professionals to enhance Company wide sales and marketing initiatives designed to further align the sales force with a vertical market selling strategy.

         During the second quarter of 2001, the Company recorded a restructuring charge of $634. The Company's second quarter 2001 restructuring plan is comprised of the consolidation and integration of facilities in the Company's Connecticut, Wisconsin and Michigan locations ("Second Quarter 2001 Restructuring Plan"). The Second Quarter 2001 Restructuring Plan is aimed at reducing the Company's operating cost structure by reducing the number of facilities. The restructuring charge included facility exit costs of $189, the write-down of fixed assets associated with these facilities of $217 and severance costs of $228 related to the termination of employees in connection with the closing and/or relocation of the Company's operating facilities.

         In addition, during the second quarter of 2001, the Company reversed approximately $250 of restructuring reserves recorded during 1999 in connection with the consolidation and integration of operating facilities due to the revision of certain estimates.

         Interest expense decreased $883, or 31.7%, from $2,784 for the year ended December 31, 2000, to $1,901 for the year ended December 31, 2001. This decrease was attributable to decreased borrowings on the Company's credit facility and decreased interest rates in 2001 as compared to the prior year.

         Other income decreased $1,333, or 96.2%, from $1,385 for the year ended December 31, 2000, to $52 for the year ended December 31, 2001. This decrease was primarily related to the prior year's gain on the sale of the Company's mail presort assets which was recorded in the fourth quarter of 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
($ in 000's)

         Revenues increased $15,836 or 12.2%, from $130,240 for the year ended December 31, 1999 to $146,076 for the year ended December 31, 2000. This growth was primarily due to increased sales to new and existing customers primarily in the financial services and retail markets. In addition, the Company's fulfillment revenues grew significantly over the prior year from new customers.

         Certain 1999 expenses were reclassified from selling, general and administrative expenses to cost of revenues in order to conform to the 2000 presentation. The Company believes these expenses relate more directly to revenue generation activities and have been reclassified to more accurately reflect gross margins.

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

         Selling, general and administrative expenses increased $1,260, or 3.7%, from $33,932 for the year ended December 31, 1999, to $35,191 for the year ended December 31, 2000. As a percentage of revenues, selling general and administrative expenses decreased from 26.1% in 1999, to 24.1% in 2000. This decrease was attributable to the Company's effort to streamline its cost structure and enhance efficiencies, which had been attained through the Company's restructuring and consolidation efforts made during 1999.

         During the second quarter of 2000, the Company reversed approximately $383 of restructuring reserves incurred during 1999 in connection with the consolidation and integration of operating facilities. The Company also recorded a nonrecurring charge of $279 in 2000 for impaired assets, which resulted from the restructuring plan implemented at the Company's facilities.

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

Liquidity and Capital Resources

       At December 31, 2001, Vestcom had working capital of approximately $9,378 compared to $6,319 at December 31, 2000. The increase is primarily attributable to a decrease in accounts payable and accrued expenses and an increase in income taxes receivable, partially offset by a decrease in accounts receivable. Net cash provided by operating activities for the year ended December 31, 2001, was approximately $10,260 and was generated primarily from depreciation and amortization charges and reductions of accounts receivable partially offset by decreases in accounts payable and accrued expenses. Net cash used in investing activities for the year ended December 31, 2001, was approximately $5,634, which consisted primarily of the purchase of property and equipment (which includes software). Net cash used in financing activities for the year ended December 31, 2001, was approximately $4,078, which reflected the pay down of the Company's long term debt.

       On August 13, 1997, the Company and Fleet National Bank (formerly known as Summit Bank) entered into an Equipment Facility and Revolving Credit Agreement in the amount of $30,000 (the "Credit Facility"). On May 8, 2000, the Company and Fleet National Bank entered into the Fifth Amendment to the Credit Facility, which among other things, increased the Credit Facility to $31,500. On March 25, 2002, the Company and Fleet National Bank entered into the Ninth Amendment to the Credit Facility, which extended the maturity date to April 1, 2003. On December 31, 2001, approximately $15,803 was outstanding and $12,664 remained available under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

       Vestcom incurs postage costs on behalf of customers of approximately $2,000 to $6,000 each month. Vestcom seeks to collect such postage costs from its customers in advance. At December 31, 2001, Vestcom had postage advances from customers in the amount of approximately $5,956 and had prepaid postage and postage receivables of approximately $2,281. To the extent Vestcom is unsuccessful in obtaining postage costs in advance, cash flow is negatively affected and Vestcom may be required to utilize its working capital or Credit Facility to cover the cash outlay.

       Capital expenditures of approximately $5,763 for property and equipment, leasehold improvements and software were made in 2001. These investments, which were financed primarily by borrowings under the Credit Facility and vendor financing, relate primarily to the purchase of supplemental production equipment and improved technology to meet customer demands for business communications. The Company anticipates additional capital expenditure requirements in 2002, relating primarily to technology and the production equipment needs of the business. Currently, these expenditures are estimated to be approximately $8,000. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. While no assurance can be given, management believes that its cash flow from operations combined with existing cash and the availability of funds under the Credit Facility, and potential additional credit capacity, will be sufficient to meet its working capital, capital expenditure and debt service requirements and its current plans to acquire additional related businesses for the foreseeable future. The preceding sentence constitutes a forward looking statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Vestcom's major "market risk" exposure is the effect of changing interest rates. Vestcom manages its interest expenses by using a combination of fixed and variable rate debt. At December 31, 2001, Vestcom's debt consisted of approximately $5,486 of fixed-rate debt with a weighted average interest rate of 8.74% and $14,712 of variable-rate debt, which consisted of a LIBOR thirty-day loan entered into on December 31, 2001 for $13,700 at 3.9% and $1,012 of other variable rate debt with a weighted average interest rate of 6.5%. The amount of variable-rate debt fluctuates during the year based on Vestcom's cash requirements; maximum borrowings at any quarter end during 2001 were $22,911. If interest rates on such variable debt were to increase by 200 basis points, the net impact on Vestcom's results of operations and cash flows would be immaterial.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                         Page

Report of Independent Public Accountants                               F-1
Vestcom International, Inc. and Subsidiaries
       Consolidated Balance Sheets at December 31, 2001 and 2000       F-2
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Operations for the years ended
       December 31, 2001, 2000 and 1999                                F-4
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Stockholders' Equity
       for the years ended December 31, 2001, 2000 and 1999            F-5
Vestcom International, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows for the
       years ended December 31, 2001, 2000 and 1999                    F-6
Vestcom International, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements                      F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vestcom International, Inc.:

We have audited the accompanying consolidated balance sheets of Vestcom International, Inc. (a New Jersey Corporation) and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vestcom International, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 26, 2002

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


ASSETS                                                                 2001          2000
                                                                       ----          ----

CURRENT ASSETS
Cash                                                             $    951,060   $    633,567
Accounts receivable, net of allowance for
    doubtful accounts of $1,169,031 and $1,247,370
    in 2001 and 2000, respectively                                 27,294,527     31,263,745
Supplies inventory                                                  6,247,594      5,295,564
Income taxes receivable                                             1,047,786             --
Prepaid expenses and other current assets                           4,266,084      5,134,900
                                                                 ------------   ------------
                           Total current assets                    39,807,051     42,327,776

PROPERTY AND EQUIPMENT, at cost, net of
    accumulated depreciation and amortization                      35,976,873     39,313,069

GOODWILL, net                                                      71,163,373     73,912,726

OTHER ASSETS                                                          387,643        390,609
                                                                 ------------   ------------

                           Total assets                          $147,334,940   $155,944,180
                                                                 ============   ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

LIABILITIES & STOCKHOLDERS' EQUITY                                              2001             2000
                                                                                ----             ----

CURRENT LIABILITIES
Current portion of long-term debt                                         $   1,266,448    $   1,236,437
Current portion of capital lease obligations                                  2,027,182        2,874,695
Accounts payable                                                             11,875,927       14,913,615
Accrued expenses                                                             14,857,686       15,385,854
Income taxes payable                                                                 --          753,774
Other current liabilities                                                       402,225          843,960
                                                                          -------------    -------------

                  Total current liabilities                                  30,429,468       36,008,335

LONG-TERM DEBT                                                               15,050,923       16,449,273
CAPITAL LEASE OBLIGATIONS                                                     1,853,809        3,635,585
DEFERRED INCOME TAXES                                                         8,449,529        7,772,610
                                                                          -------------    -------------

                  Total liabilities                                          55,783,729       63,865,803

STOCKHOLDERS' EQUITY:
Preferred Stock, Class B, 1 share authorized, issued and outstanding at
         December 31, 2001 and December 31, 2000                              1,240,274        1,240,274
Common Stock, no par value; 20,000,000 shares authorized:
     9,056,806 shares issued and outstanding at December 31, 2001 and
     December 31, 2000                                                       90,300,456       90,300,456
Deferred Compensation                                                           (80,556)              --
Retained earnings                                                               645,426          861,565
Accumulated other comprehensive (loss)                                         (554,389)        (323,918)
                                                                          -------------    -------------

                  Total stockholders' equity                                 91,551,211       92,078,377
                                                                          -------------    -------------

                  Total liabilities & stockholders' equity                $ 147,334,940    $ 155,944,180
                                                                          =============    =============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                                                   2001             2000             1999
                                                                   ----             ----             ----
REVENUES                                                      $ 150,526,848    $ 146,076,045    $ 130,240,331
COST OF REVENUES                                                109,877,407      103,739,430       92,513,350
                                                              -------------    -------------    -------------
          Gross Profit                                           40,649,441       42,336,615       37,726,981
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                       36,786,465       35,191,158       33,931,551

RESTRUCTURING (CHARGE) CREDIT AND
  OTHER NON-RECURRING ITEMS                                        (384,337)         104,416       (5,178,473)
                                                              -------------    -------------    -------------
         Income (loss) from operations                            3,478,639        7,249,873       (1,383,043)
                                                              -------------    -------------    -------------
OTHER INCOME (EXPENSE)
         Interest expense                                        (1,900,830)      (2,783,738)      (2,269,200)
         Other income                                                52,254        1,385,117          214,059
                                                              -------------    -------------    -------------
                                                                 (1,848,576)      (1,398,621)      (2,055,141)
         Income (loss) before provision (benefit)
            for income taxes                                      1,630,063        5,851,252       (3,438,184)

PROVISION (BENEFIT) FOR INCOME TAXES                              1,846,202        3,514,049       (1,105,179)
                                                              -------------    -------------    -------------

         Net (loss) income                                    $    (216,139)   $   2,337,203    $  (2,333,005)
                                                              =============    =============    =============
Earnings Per Share:

Net (loss) income per share - basic                           $       (0.02)   $        0.26    $       (0.26)
                                                              =============    =============    =============

Net (loss) income per share - diluted                         $       (0.02)   $        0.26    $      (0.026)
                                                              =============    =============    =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                        (Accumulated                 Accumulated
                                                                                            Deficit)/                     Other
                                       Common Stock               Preferred Stock           Retained      Deferred    Comprehensive
                                  Shares          Amount       Shares          Amount       Earnings    Compensation  Income (Loss)
                                -----------    -----------   -----------    -----------   -----------   ------------  -------------
Balance At December 31, 1998      8,788,590    $86,782,015           101    $ 2,651,867   $   857,367    $       --    $  (379,909)
                                ===========    ===========   ===========    ===========   ===========    ==========    ===========

Issuance of Common Stock in
  Connection with Earnouts          268,216      2,106,848          (100)            --            --            --             --
Translation Adjustment                   --             --            --             --            --            --        113,366
Net Loss                                 --             --            --             --    (2,333,005)           --             --

    Total Comprehensive Loss             --             --            --             --            --            --             --
                                -----------    -----------   -----------    -----------   -----------    ----------    -----------
Balance At December 31, 1999      9,056,806    $88,888,863             1    $ 2,651,867   $(1,475,638)           --    $  (266,543)
                                ===========    ===========   ===========    ===========   ===========    ==========    ===========
Issuance of Common Stock in
  Connection with Conversion             --      1,411,593            --     (1,411,593)           --            --             --
Translation Adjustment                   --             --            --             --            --            --        (57,375)
Net Income                               --             --            --             --     2,337,203            --             --

    Total Comprehensive Income           --             --            --             --            --            --             --
                                -----------    -----------   -----------    -----------   -----------    ----------    -----------
Balance At December 31, 2000      9,056,806    $90,300,456             1    $ 1,240,274   $   861,565            --    $  (323,918)
                                ===========    ===========   ===========    ===========   ===========    ==========    ===========
Translation Adjustment                   --             --            --             --            --            --       (230,471)
Net Loss                                 --             --            --             --      (216,139)           --             --

    Total Comprehensive Loss             --             --            --             --            --            --             --

Deferred Compensation                    --             --            --             --            --       (80,556)            --
                                -----------    -----------   -----------    -----------   -----------    ----------    -----------
Balance At December 31, 2001      9,056,806    $90,300,456             1    $ 1,240,274   $   645,426       (80,556)   $  (554,389)
                                ===========    ===========   ===========    ===========   ===========    ==========    ===========
                                           Total              Compre-
                                        Stockholders'         hensive
                                           Equity           Income (Loss)
                                        ------------        ------------
Balance At December 31, 1998            $ 89,911,340
                                        ============

Issuance of Common Stock in
  Connection with Earnouts                 2,106,848                  --
Translation Adjustment                       113,366             113,366
Net Loss                                  (2,333,005)         (2,333,005)
                                                            ------------
    Total Comprehensive Loss                      --        $ (2,219,639)
                                        ------------        ============
Balance At December 31, 1999            $ 89,798,549
                                        ============
Issuance of Common Stock in
  Connection with Conversion                      --
Translation Adjustment                       (57,375)            (57,375)
Net Income                                 2,337,203           2,337,203
                                                            ------------
    Total Comprehensive Income                    --        $  2,279,828
                                        ------------        ============
Balance At December 31, 2000            $ 92,078,377
                                        ============
Translation Adjustment                      (230,471)           (230,471)
Net Loss                                    (216,139)           (216,139)
                                                            ------------
    Total Comprehensive Loss                      --        $   (446,610)
                                                            ============
Deferred Compensation                        (80,556)
                                        ------------
Balance At December 31, 2001            $ 91,551,211
                                        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                 VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




CASH FLOWS FROM OPERATING ACTIVITIES:                                  2001            2000           1999
                                                                  ------------    ------------    ------------
Net (loss) income                                                 $   (216,139)   $  2,337,203    $ (2,333,005)
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
         Depreciation and amortization                              11,037,143       9,709,203       8,030,922
         Loss on disposal of equipment                                 107,938          17,069          45,798
         Restructuring charges                                         216,743         279,442         628,669
         Gain on sale of assets                                             --      (1,331,701)             --
Changes in operating assets (increase) decrease in-
         Accounts receivable                                         3,969,218      (3,860,055)     (5,253,475)
         Prepaid expenses, inventory and other current assets       (1,131,000)      4,129,237      (1,853,878)
         Other assets                                                  360,440         137,578         394,672
Changes in operating liabilities increase (decrease) in-
         Accounts payable and accrued expenses                      (4,067,774)      1,632,572      (1,365,181)
         Income taxes payable and other current liabilities           (693,591)        194,844      (1,873,390)
         Deferred charges & other liabilities                          676,919       1,135,031       2,000,919
                                                                  ------------    ------------    ------------

Net cash provided by (used in) operating activities                 10,259,897      14,380,423      (1,577,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                               (5,762,917)     (9,997,943)    (15,691,264)
Proceeds from sale of assets                                           129,168          17,800          29,825
Dispositions (Acquisition) of businesses, net of cash acquired              --       3,563,957      (1,774,263)
                                                                  ------------    ------------    ------------

Net cash used in investing activities                               (5,633,749)     (6,416,186)    (17,435,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on borrowings                                              41,297,157      39,486,556      44,119,444
Payment of debt                                                    (45,294,785)    (48,218,464)    (30,115,845)
Deferred compensation                                                  (80,556)             --              --
Issuances of common stock                                                   --              --        2,106,848
                                                                  ------------    ------------    ------------

Net cash (used in) provided by financing activities                 (4,078,184)     (8,731,908)     16,110,447
Effects of exchange rates on cash balances                            (230,471)        (57,375)        113,366
                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                        317,493        (825,046)     (2,789,838)

CASH, beginning of period                                              633,567       1,458,613       4,248,451
                                                                  ------------    ------------    ------------


CASH, end of period                                               $    951,060    $    633,567    $  1,458,613
                                                                  ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
Capital lease obligation incurred                                      257,146       1,006,831       4,662,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               1,884,610       3,180,095       1,968,791
Cash paid (refunded) for income taxes                                2,865,226      (1,353,287)        357,477

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       F-6

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:

         Vestcom International, Inc. (a New Jersey Corporation) ("Vestcom" or the "Company") is a leading provider of business communications, e-marketing and retail marketing services, using technology and innovation to supply enhanced value in all phases of communications between businesses and their customers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Supplies Inventory

         Supplies inventory consists of paper, vinyl, laminating materials, toner, developer and other items including, compact discs and micrographic materials, and packaging materials. Supplies are valued at cost, determined using the first-in-first-out method, which approximates market value.

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

Acquisitions

         In January 1998, the Company acquired substantially all the assets of Creative Data Services and D.B. Acquisition, Inc. (doing business as Business Mail Express). In April 1998, the Company acquired substantially all the assets of Dee Cee Graphics, Inc., in August 1998, the Company acquired substantially all the assets of Graphic Technology Systems, Inc., and in October 1998, the Company acquired substantially all the assets of Manus Services Corporation.

         The aggregate price paid for these acquisitions including certain earnout payments in 1999 and note payments made in 2000 and 2001, was approximately $18 million in cash, a note payable for $1,150,000 payable in March, 2001 bearing interest at 5% and an aggregate of 40,000 shares of Common Stock. Under the terms of the note, $850,000 was paid in 2000 and $398,725 (which included interest) was paid in 2001. The estimated goodwill associated with these acquisitions aggregated approximately $16.8 million. All the above acquisitions have been accounted for as purchases.

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

Earnings per Share

         Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution if certain securities (primarily options) are converted. The following is the computation of earnings per share:


                                     For the Year Ended                 For the Year Ended                 For the Year Ended
                                      December 31, 2001                  December 31, 2000                  December 31, 1999
                              --------------------------------  --------------------------------   ---------------------------------
                                                       Per-Share                         Per-Share                         Per-Share
Basic Earnings Per Share:       Income       Shares     Amount     (Loss)      Shares     Amount     Income      Shares     Amount
                                ------       ------     ------     ------      ------     ------     ------      ------     ------

Net income (loss)/weighted
average shares outstanding    $ (216,139)   9,056,806  $(0.02)  $ 2,337,203   9,056,806  $  0.26   $(2,333,005)  9,056,806  $(0.26)
                              -----------  ----------  ------   -----------   ---------  -------   -----------   ---------  ------
Diluted Earnings Per Share:
Net income (loss)/weighted
average shares outstanding    $ (216,139)   9,056,806           $ 2,337,203   9,056,806            $(2,333,005)  9,056,806
Options                                                                          20,167
                              -----------  ----------  ------   -----------   ---------  -------   -----------   ---------  ------
Net income (loss)/average
weighted shares outstanding
adjusted for assumed
conversions to common stock   $ (216,139)   9,056,806  $(0.02)  $ 2,337,203   9,076,973  $  0.26   $(2,333,005)  9,056,806  $(0.26)
                              ===========  ==========  ======   ===========   =========  =======   ===========   =========  ======


         Options covering approximately 1,418,759, 899,931 and 541,329 shares of Common Stock were not included in computing diluted earnings per share in 2001, 2000 and 1999, respectively, because their effects were antidilutive. In addition, options covering 19,384 and 65,677 shares, for 2001 and 1999, respectively, were excluded due to the net losses for those years.

Foreign Currency

         In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustment was $(230,471), $(57,375) and $113,366 for the years ended December 31, 2001, 2000 and 1999, respectively.

Comprehensive Income

         Comprehensive income includes foreign currency translation gains and (losses).

Goodwill

         Goodwill consists primarily of excess purchase price over net assets acquired, which is being amortized over its estimated useful life of 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted cash flows over the remaining life of the intangibles or other long-lived assets. Management does not believe any such events have occurred. Accumulated amortization at December 31, 2001 and 2000 was $11,418,254 and $8,671,869 respectively.

Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk," consist primarily of trade accounts receivable. The Company's customers are concentrated in North America, primarily in the financial, retail, telecommunications and utilities, pharmaceutical, insurance/health care, and travel, leisure and gaming industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

Fair Value of Financial Instruments

         Cash, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short term maturity of those instruments. The fair value of the Company's debt is discussed in Note 7.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 ("FAS 141" and "FAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur that indicate the Company's goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company must adopt FAS 142 effective January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. The Company has recorded approximately $2,746,000 of goodwill amortization expense for the year ended December 31, 2001.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The activity in the allowance for doubtful accounts is as follows:


                                              Balance at                      Charged to        Write-offs
                                             Beginning of       Balance        Costs and         Net of         Balance at End of
                                                Period         Acquired        Expenses         Recoveries           Period
                                                ------         --------        --------         ----------           ------

Year Ended December 31, 2001
     Allowance for doubtful accounts         $ 1,247,370      $       --     $   494,643       ($572,982)        $   1,169,031
Year Ended December 31, 2000
     Allowance for doubtful accounts         $ 1,521,924      $       --     $   590,578       ($865,132)        $   1,247,370
Year Ended December 31, 1999
     Allowance for doubtful accounts         $ 1,123,581      $  152,000     $   725,401       ($479,058)        $   1,521,924

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following at December 31:

                                                                         2001         2000
                                                                         ----         ----
Prepaid postage...................................................    $1,910,145   $2,273,631
Postage receivable ................................................      370,366      262,439
Prepaid maintenance ...............................................      652,056      677,080
Net deferred tax asset ............................................      117,680      221,913
Other .............................................................    1,215,837    1,699,837
                                                                      ----------   ----------
                                                                      $4,266,084   $5,134,900
                                                                      ==========   ==========

5. PROPERTY AND EQUIPMENT:

                                                                                                      Estimated
Property and equipment consist of the following at December 31:                                      Useful Lives
                                                                         2001           2000           (Years)
                                                                         ----           ----           -------
Machinery, equipment and software................................     51,744,843     47,615,453          3-10
Furniture and fixtures...........................................      1,780,407      1,705,504            10
Leasehold improvements...........................................      5,239,896      5,290,752          2-13
                                                                     -----------    -----------
                                                                      58,765,146     54,611,709
Less - Accumulated depreciation
& amortization...................................................    (22,788,273)   (15,298,640)
                                                                     -----------    -----------
Property and equipment, net......................................    $35,976,873    $39,313,069
                                                                     ===========    ===========

Leased equipment under capital leases (included above) consists of the following at December 31:

                                                                         2001              2000
                                                                         ----              ----
Equipment.......................................................     $12,476,705       $12,418,791
Less - Accumulated amortization..................................     (4,912,350)       (3,573,783)
                                                                     -----------       -----------
                                                                     $ 7,564,355       $ 8,845,008
                                                                     ===========       ===========

Capitalized Software Developed or Obtained for Internal Use (included above) consists of the following at December 31:

                                                                         2001              2000
                                                                         ----              ----
Software ........................................................    $ 4,008,582       $ 3,373,616
Less - Accumulated amortization..................................     (1,751,505)         (858,936)
                                                                     -----------       -----------
                                                                     $ 2,257,077       $ 2,514,680
                                                                     ===========       ===========

Depreciation and amortization expense on property and equipment charged to operations for the years ended December 31, 2001, 2000 and 1999 was $8,290,758, $6,916,400 and $5,274,444, respectively.

During the fourth quarter of 2000, the Company sold its mail presort assets and recorded a gain on the sale of approximately $1.3 million which is included in other income, net in the accompanying consolidated statement of operations. The consolidated statement of operations includes the results of operations of the mail presort assets until the date of sale.

At December 31, 2001, minimum annual payments under capital leases are as follows:

2002...................................................      $2,244,440
2003...................................................       1,260,876
2004...................................................         568,898
2005...................................................         184,606
2006 and thereafter....................................          44,067
                                                             ----------
Total minimum payments.................................       4,302,887
Less interest..........................................         421,896
                                                             ----------
Net minimum lease payments.............................       3,880,991
Less - current portion of capital lease obligations....       2,027,182
                                                             ----------
Long-term portion of capital lease obligations.........      $1,853,809
                                                             ==========

         The interest rates on the capitalized leases range from 3.3% to 15% and are imputed based on the fair market value of the equipment at the inception of the lease.

6. ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31:

                                                   2001          2000
                                                   ----          ----
Advanced postage ...........................   $ 5,955,592   $ 5,453,674
Accrued payroll and payroll related expenses     3,120,905     3,204,538
Accrued maintenance expenses ...............     1,804,449     1,495,888
Accrued professional and consulting fees ...     1,000,235       849,446
Accrued taxes other than income ............       512,549       633,340
Other ......................................     2,463,956     3,748,968
                                               -----------   -----------
                                               $14,857,686   $15,385,854
                                               ===========   ===========
7. DEBT:

Long-term obligations

Long-term obligations consist of the following at December 31:

                                                   2001          2000
                                                   ----          ----
Revolving credit line (a)....................  $13,700,000   $14,843,186

Equipment loans payable to a bank at
     interest rates ranging from 4.35%
     to 9.35% with monthly payments and
     a final payment due April 2005 (a)......    2,103,316     1,888,945

Notes payable to sellers of acquired
     companies with interest rates of 5%
     and a final payment due March 31, 2001..           --       300,000

Notes payable to equipment manufacturers
     at interest rates ranging from 7.9%-9.5%
     with final payment due July 2005 .......      514,055       653,579
                                               -----------   -----------
                                                16,317,371    17,685,710
     Less current maturities................     1,266,448     1,236,437
                                               -----------   -----------
                                               $15,050,923   $16,449,273
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

Maturities of Long-Term Obligations

As of December 31, 2001, maturities of long-term obligations are as follows:

Years Ending December 31:
2002 ..................................................              $ 1,266,448
2003 ..................................................              $14,418,988
2004 ..................................................              $   509,442
2005 ..................................................              $   122,493
2006 and thereafter ...................................              $        --
                                                                     -----------
Total .................................................              $16,317,371
                                                                     ===========

       (a) On August 13, 1997, the Company and Fleet National Bank entered into the Equipment Facility and Revolving Credit Agreement in the amount of $30,000,000 (the "Credit Facility") which is secured by accounts receivables and certain fixed assets. On May 8, 2000 the Company and Fleet National Bank entered into the Fifth Amendment to the Credit Facility, which among other things, increased the Credit Facility to $31,500,000. On March 25, 2002, the Company and Fleet National Bank entered into the Ninth Amendment to the Credit Facility, which extended the maturity date to April 1, 2003. The interest rate is based on certain financial performance ratios plus a rate equal to LIBOR or a Fleet National Bank alternate base rate, which was 3.93% at December 31, 2001. The Credit Facility is subject to various covenant restrictions, the most restrictive of which requires tangible net worth to be a minimum of 10% of stated net worth. At December 31, 2001 there was approximately $2,103,316 outstanding related to equipment loans, $13,700,000 outstanding on the revolving credit line and approximately $12,663,653 remained available under this Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

8. RESTRUCTURING AND OTHER NON RECURRING ITEMS:

         In 1999, the Company recorded an aggregate restructuring charge of $5,178,000. The Company's restructuring plan was comprised of the consolidation of certain facilities and the integration of operations in three of the Company's operating locations: the Mid-Atlantic area, the New England area and Canada. During the second quarter of 2001, the Company reversed approximately $250,000 of those previously recorded restructuring reserves that were no longer required due to the revision of certain estimates. At December 31, 2001, the Company no longer had any of the 1999 restructuring reserves remaining.

         During the second quarter of 2001, the Company recorded a restructuring charge of approximately $634,000. The Company's second quarter 2001 restructuring plan is comprised of the consolidation and integration of facilities in the Company's Connecticut, Wisconsin and Michigan locations (the "Second Quarter 2001 Restructuring Plan"). The Second Quarter 2001 Restructuring Plan is aimed at reducing the Company's operating cost structure by reducing the number of facilities. The restructuring charge includes the facility exit costs of $189,000, the write-down of fixed assets associated with these facilities of $217,000 and personnel costs of $228,000 related to severance costs for the termination of employees related to the closing and/or relocation of the operating facilities. At December 31, 2001, the Company had approximately $69,000 of remaining restructuring reserves relating to the Second Quarter 2001 Restructuring Plan. This reserve was comprised primarily of facility exit costs. In addition to the costs included in the restructuring charge, the Company incurred an aggregate of $263,000 through December 31, 2001 of moving related costs that were included in the Company's operating results.

9. STOCKHOLDERS' EQUITY:

         In July 1997, the Company filed an amendment to its Restated Certificate of Incorporation which, among other items, created, one share of Class B Preferred Stock and 100 shares of Class C Convertible Preferred Stock, with each share having a liquidation value of $.10 per share. The Class C shares were issued to certain former shareholders of Image Printing Systems, Inc (now known as Vestcom Wisconsin, Inc.). The shares of Class C Convertible Preferred Stock were issued pursuant to the earnout provisions of the applicable acquisition agreement. In March 1999, in connection with a determination of the earnout for Vestcom Wisconsin all of the outstanding shares of Class C Preferred Stock were converted into shares of Common Stock. The one share of Class B Preferred Stock was issued to selling shareholders of a Canadian Operating Company and was originally equal to 239,988 shares of Common Stock valued at $11.05 per share with equal voting rights. In November 2000, 127,746 shares of Common Stock were issued upon the conversion of an equal number of shares of a Canadian subsidiary, which resulted in the Class B Preferred Stock being modified to the equivalent of 112,242 shares of Common Stock.

         In March 1999, the Company issued 228,216 shares of Common Stock in connection with a determination of earnouts for an original Operating Company and 40,000 shares of Common Stock for a later acquired company.

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

          The Stock Option Plan also provides for automatic option grants to directors who are not employed by Vestcom or its subsidiaries. Upon commencement of service, a non-employee director will receive a nonqualified option to purchase 12,000 shares of Common Stock, and continuing non-employee directors will receive an annual grant of options to purchase 12,000 shares of Common Stock, all at fair market value on the date of the grant. Options granted to non-employee directors become fully exercisable one year after the date of grant and have a term of ten years from the date of grant.

                                                    Options Activity
                                             ------------------------------
                                                           Weighted Average
                                                              Exercise
                                              Shares       Price Per Share
                                              ------       ---------------
Balance, December 31, 1998                    511,450          $12.09
                                             ========          ======
Granted                                       401,200            4.16
Forfeited                                    (167,100)          10.49
Exercised                                          --              --
                                             --------          ------
Balance at December 31, 1999                  745,550          $ 7.75
                                             ========          ======
Granted                                       131,600            3.62
Forfeited                                     (51,700)           9.28
Exercised                                          --              --
                                             --------          ------
Balance at December 31, 2000                  825,450          $ 7.00
                                             ========          ======
Granted                                       246,000            2.15
Forfeited                                     (73,700)           9.30
Exercised                                          --              --
                                             --------          ------
Balance at December 31, 2001                  997,750          $ 5.63
                                             ========          ======
Exercisable at December 31, 2001              486,227          $ 7.90
                                             ========          ======

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

         The weighted average fair value of options granted in 2001 at market value was $1.89. The weighted average exercise price of options granted in 2001 at market value was $2.15.

         The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                            2001               2000                 1999
                            ----               ----                 ----
Risk-Free Interest Rate     5.52%              6.23%                5.6%
Expected Lives              10 years           7-10 years           7-10 years
Expected Volatility         88.59%             95.99%               22.3%

The following table summarizes information about stock options outstanding at December 31, 2001:

                             Number of              Weighted
                              Options               Average
                            Outstanding            Remaining        Weighted
                           at December 31,        Contractual        Average
Range of Exercise Price         2001              Life (years)    Exercise Price
-----------------------    --------------         ------------    --------------
$2.06-$5.38                   693,000                 8.36            $3.24
$8.00-$10.13                  176,150                 6.43             9.08
$13.00-$18.88                 128,600                 5.61            13.78
                              -------                 ----            -----
                              997,750                 7.66            $5.63
                              =======                 ====            =====

         Had compensation expense for all stock options granted in 2001, 2000 and 1999 been determined consistent with SFAS No. 123, the Company's net
(loss)/income and (loss)/income per share would have been as follows:


                                                  2001           2000            1999
                                                  ----           ----            ----
Net (Loss) Income:   As Reported               $(216,139)     $2,337,203     $(2,333,005)
                     Pro Forma                 $(581,777)     $1,535,009     $(3,152,081)
Net (Loss) Income
Per Share:           As Reported - basic       $    (.02)     $      .26     $      (.26)
                     Pro Forma - basic         $    (.06)     $      .17     $      (.35)
                     As Reported - diluted     $    (.02)     $      .26     $      (.26)
                     Pro Forma - diluted       $    (.06)     $      .17     $      (.35)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.

         In May 2001, the Company loaned its Chief Executive Officer ("CEO") $100,000 to purchase shares of Vestcom stock. The CEO issued a Promissory Note to the Company, which is secured by the shares of stock purchased with the monies. The Note is forgivable as long as the payor remains in continuous full time employment of the Company through the maturity date of the Note. The Note matures in May 2004. The Company is amortizing the Note to compensation expense over the life of the Note. The related deferred compensation has been reflected as a reduction of shareholders' equity.

11. EMPLOYEE BENEFIT PLANS:

         The Company has a defined contribution 401K plan, which substantially all employees are eligible to participate and are permitted to contribute between 1% and 15% of their annual salary. The Company makes matching contributions on behalf of the employees. The Company offers no post-employment or post-retirement benefits. The expense incurred related to the 401K plan for the years ended December 31, 2001, 2000 and 1999 was $575,720, $540,178, and
$516,868, respectively.

12. INCOME TAXES:

The provision for federal and state income taxes consists of the following:

                   Year Ended             Year Ended          Year Ended
                December 31, 2001     December 31, 2000    December 31, 1999
                -----------------     -----------------    -----------------
  Federal          $1,430,522            $2,593,750          $(1,087,851)
    State             415,680               920,299              (17,328)
                   ----------            ----------          -----------
                   $1,846,202            $3,514,049          $(1,105,179)
                   ==========            ==========          ===========

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate (34%) to income (loss) before income taxes result from the following:

                                       Year Ended            Year Ended          Year Ended
                                    December 31, 2001    December 31, 2000   December 31, 1999
                                    -----------------    -----------------   -----------------
Tax (benefit) at statutory rate       $   554,221           $ 1,989,426         $(1,168,983)

State income taxes                        274,349               607,397             (11,436)

Foreign losses for which no
tax benefit is available                  276,921               199,615                  --

Non deductible expenses
(primarily goodwill)                      730,480               727,260              725,397

Book versus tax basis on
asset sale                                     --               547,512                   --
                                           10,231              (557,161)            (650,157)
Other                                 -----------           -----------          -----------
                                      $ 1,846,202           $ 3,514,049          $(1,105,179)
                                      ===========           ===========          ===========

         Deferred taxes result primarily from cash to accrual differences and differences in the reporting of depreciation, the allowance for doubtful accounts, goodwill and other non-deductible accruals.

The components of deferred income tax assets and liabilities, are as follows:

                                                            December 31,
Deferred tax assets                                       2001         2000
                                                          ----         ----
     Allowance for doubtful accounts                $    41,455    $    73,008
     Restructuring                                       27,944        186,196
     Foreign Net Operating Losses Carryforward        1,254,107        993,892
     Less:  Valuation Allowance                      (1,254,107)      (993,892)
     Other                                               48,281         20,000
                                                    -----------    -----------
Total deferred tax assets                               117,680        279,204
Deferred tax liabilities
     Tax over book depreciation                       7,135,116      6,694,769
     Cash to accrual differences                             --         57,292
     Goodwill                                         1,090,531        818,328
     Other                                              223,882        259,514
                                                    -----------    -----------
Total deferred liabilities                            8,449,529      7,829,903
                                                    -----------    -----------
Net deferred liability                              $ 8,331,850    $ 7,550,699
                                                    ===========    ===========

         Included in other current assets at December 31, 2001 and 2000 was $117,680 and $221,913, which represented the current portion of net deferred income tax assets.

13. LEASE COMMITMENTS:

         The Company and its subsidiaries lease various office buildings, machinery, equipment, and vehicles under operating leases expiring at various dates through 2014. Most of the real property leases have escalation clauses related to increases in real property taxes. The approximate future minimum lease payments under operating leases are as follows:

                                                           Operating
Years Ending December 31                                     Leases
------------------------                                  -----------
2002...................................................   $ 7,043,000
2003...................................................     5,679,000
2004...................................................     4,835,000
2005...................................................     4,503,000
2006 and thereafter....................................    19,113,000
                                                          -----------
Total minimum lease payments...........................   $41,173,000
                                                          ===========

         Rent expense for all operating leases for the twelve months ended December 31, 2001, 2000 and 1999 was approximately $8,385,000, $7,633,000 and
$6,265,000, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:


                                    (Dollars in thousands, except per share amounts)

                                                  December 31,   September 30,  June 30,   March 31,
                                                     2001            2001         2001       2001
                                                     ----            ----         ----       ----

Revenues........................................    $37,271        $37,224      $37,661     $38,372

Gross Profit....................................    $ 9,775        $ 9,952      $10,430     $10,492

Net (Loss) Income...............................    $ (409)        $    56      $    62     $    75
Earnings (Loss) per share of common stock:
   Basic and Diluted............................    $ (.05)        $   .01      $   .01     $   .01



                                                  December 31,   September 30,  June 30,   March 31,
                                                     2000            2000         2000       2000
                                                     ----            ----         ----       ----


Revenues........................................    $39,562        $37,102      $33,669     $35,743

Gross Profit....................................    $11,818        $10,536      $ 9,223     $10,760

Net Income......................................    $   834        $   442      $   189     $   872
Earnings per share of common stock:
   Basic and Diluted............................    $   .09        $   .05      $   .02     $   .10

Amounts, including earnings per share, are computed independently for each of the quarters presented. The sum of the quarters may not be equal to the full year amounts.

15. RELATED-PARTY TRANSACTIONS:

Leasing Transactions

         Joel Cartun, Vestcom's Chairman of the Board, had a fifty percent interest in the partnership which owned the property previously used by Vestcom and Vestcom Mid-Atlantic, Inc. ("VMA") in Lyndhurst, New Jersey. The partnership leased the property to VMA, pursuant to a lease, which expired in May 2001. Cash outlays for this property for the years ended December 31, 2001, 2000 and 1999 were approximately $311,000, $553,000 and $535,000, respectively, which the Company believes to be the fair market rental value of the property.

Business Relationship

         Vestcom has an arrangement with Interliant, Inc. whereby, Vestcom utilizes Interliant's technology hosting and related services. Cash outlays for such services for the years ended 2001 and 2000 were approximately $169,000 and

$113,000, respectively. Leonard Fassler (co-chairman of Interliant) and David Walke, both members of Vestcom's Board of Directors are also members of Interliant's Board of Directors. Vestcom believes the arrangement to be on fair market terms.

16. COMMITMENTS AND CONTINGENCIES:

Litigation

         The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

Contracts

         In August 1999, Vestcom entered into an agreement with CIBC World Markets for advisory services. During 2000, Vestcom paid CIBC World Markets a total of approximately $104,000 for advisory services and related fees and expenses under this agreement. In August 2000, the Company terminated this agreement with CIBC World Markets. Richard D. White, a Director of Vestcom, is Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets.

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

17. SUBSEQUENT EVENTS:

         In March 2002, Vestcom entered into a new agreement with CIBC World Markets for advisory services, and agreed to pay CIBC World Markets $150,000 in connection with such agreement. Richard D. White, a Director of Vestcom, is Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets.

         On March 25, 2002, the Company and Fleet National Bank entered into the Ninth Amendment to the Credit Facility, which extended the maturity date to April 1, 2003.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

Item 10. Directors of the Registrant

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11. Executive Compensation

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions

The registrant incorporates by reference herein information set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

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

10.4 -- Employment Letter Agreement, dated as of September 29, 1999, between Vestcom International, Inc. and Michael D. Helfand, is incorporated by reference to Exhibit 10.13 to Vestcom's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.5 -- Employment Letter Agreement, dated September 23, 1997, between Vestcom International, Inc. and Brendan Keating, is incorporated by reference to Exhibit 10.10 to Vestcom's Registration Statement on Form S-4 (no. 333-39077).

10.6   --  Change in Control Agreements, dated January 1, 1999, between
           Vestcom International, Inc. and each of Joel Cartun and Brendan Keating are incorporated by reference to Exhibit 10.8 to Vestcom's Annual Report on Form 10-K for the year ended December 31, 1998.

10.7   --  Change in Control Agreement, dated January 1, 1999, between
           Vestcom International, Inc. and Sheryl Bernstein Cilenti is incorporated by reference to Exhibit 10.8 to Vestcom's Annual Report on Form 10-K for the year ended December 31, 1999.

10.8   --  Equipment Facility and Revolving Credit Agreement, dated as of
           August 13, 1997, as amended, between Vestcom International, Inc.
           and Summit Bank, is incorporated by reference to Exhibit 10.9 to Vestcom's Annual Report on Form 10-K for the year ended December 31, 1998.

10.9 -- Fourth Amendment to Equipment Facility and Revolving Credit Agreement, dated as of November 5, 1999, between Vestcom International, Inc. and Summit Bank, is incorporated by reference to Exhibit 10.12 to Vestcom's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10-- Secured Promissory Note issued to Vestcom International, Inc. by Brendan Keating, dated as of May 25, 2001 with a maturity date of May 25, 2004 is incorporated by reference to Exhibit
           10.13 to Vestcom's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

21.1   --  List of subsidiaries of Vestcom International, Inc.

23.1   --  Consent of Arthur Andersen LLP.

24.1   --  Power of Attorney.

99.1  --   Letter to Commission Pursuant to Temporary Note 3T.

              (b) Reports on Form 8-K:

                           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2002                   VESTCOM INTERNATIONAL, INC.

                                        By: /s/ Brendan Keating
                                        -----------------------
                                             Brendan Keating
                                             Chief Executive Officer, President
                                             And Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the date indicated.

Signatures                                   Title                                       Date
----------                                   -----                                       ----

/s/ Joel Cartun                Chairman and Director                                  March 28, 2002
---------------
Joel Cartun

/s/ Brendan Keating*           President, Chief Executive Officer, and                March 28, 2002
-------------------
Brendan Keating                Chief Operating Officer and Director

/s/ Stephen R. Bova*           Director                                               March 28, 2002
--------------------
Stephen R. Bova

/s/ Leonard J. Fassler*        Director                                               March 28, 2002
-----------------------
Leonard J. Fassler

/s/ Robert J. Levenson*        Director                                               March 28, 2002
-----------------------
Robert J. Levenson

/s/ David Walke*               Director                                               March 28, 2002
----------------
David Walke

/s/ Richard D. White*          Director                                               March 28, 2002
---------------------
Richard D. White

/s/ Michael D. Helfand         Executive Vice President, Chief Financial              March 28, 2002
 ---------------------         Officer and Treasurer (Principal Financial and
Michael D. Helfand             Accounting Officer)


                                 *By: /s/ Joel Cartun
                                 --------------------
                                 Joel Cartun, Attorney-in-Fact                        March 28, 2002
                                                                                      --------------
