Form 10-K/A
period 2001-12-31
VESTCOM INTERNATIONAL INC
filed 2002-04-30
CIK 1034941

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


                               Title of each class
                           Common Stock, no par value

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

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

         The table below sets forth the names and ages (as of April 1, 2002) of each of the nominees, the other positions and offices presently held by each such person within the Company, the period during which each such person has served on the Board of Directors of the Company, the expiration of their respective terms if elected and the principal occupations and employment of each such person during the past five years. In each instance in which dates are not provided in connection with a nominee's business experience, such nominee has held the position indicated for at least the past five years.



                          Director
     Name and Age          Since                Business Experience
     ------------          -----                -------------------
Stephen R. Bova, 55         1997      Chairman and Chief Executive Officer of
                                      IntelliMark Inc. (an IT services and
                                      staffing company, and a former subsidiary of Edgewater Technology, Inc.) (November
                                      2000 to present); President and Chief
                                      Operating Officer of Edgewater Technology,
                                      Inc. (formerly, StaffMark, Inc.) (a
                                      provider of human resource and
                                      professional services) (September 1999 to
                                      November 2000); Managing Director,
                                      International Operations, Intelligroup,
                                      Inc. (a computer services company)
                                      (January 1999 to November 1999); President of the Global Banking Division of Electronic Data Systems Corporation (a provider of technical and information services) (November 1996 to December
                                      1998); President of the Global Financial
                                      Division of Alltel Information Services,
                                      Inc. (a provider of software and
                                      information services) (prior years to
                                      November 1996). Mr. Bova is also a
                                      director of Edgewater Technology, Inc.

Joel Cartun, 62             1996      Chairman of the Board of Vestcom (August
                                      1997 to present); Chief Executive Officer of Vestcom (from Vestcom's incorporation in September 1996 to May 2000); President of Vestcom (from Vestcom's incorporation in 1996 to March 1999); Chief Executive
                                      Officer of Comvestrix Corp. (now known as
                                      Vestcom Mid-Atlantic, Inc. ("VMA")) (from its incorporation in 1969 to April 2000);
                                      President of VMA (1969 to October 1998).

Leonard J. Fassler, 70      1997      President of Sage Equities, Inc. (a
                                      private investment company) (1985 to
                                      present); Co-Chairman of Interliant, Inc.
                                      (a web-hosting company) (December 1997 to present); Co-Chairman of Vytek Wireless,
                                      Inc. (a wireless integration company)
                                      (April 2000 to present); Consultant to GE
                                      Capital Information Technology Systems,
                                      Inc. (an international computer reselling and integration company affiliated with
                                      General Electric) (August 1996 to January
                                      1999); Co-Chairman of AmeriData
                                      Technologies, Inc. (an international
                                      computer integration and support company)
                                      (prior years to July 1996).

Brendan Keating, 47         1998      Chief Executive Officer of Vestcom (May
                                      2000 to present); President of Vestcom
                                      (March 1999 to present); Chief Operating
                                      Officer of Vestcom (October 1997 to
                                      present); Executive Vice President of
                                      Vestcom (October 1997 to March 1999); Vice
                                      President of Bowne & Co., Inc. (a
                                      financial printing company) (1991 to
                                      October 1997); Vice President of
                                      Operations of Bowne of New York City, Inc.
                                      (1985 to 1991); President of Bowne
                                      Business Communications (1993 to 1995).

Robert J. Levenson, 60      1998      Managing Member of Lenox Capital Group,
                                      L.L.C. (a private venture capital company)
                                      (April 2000 to present); Executive Vice
                                      President of First Data Corporation (an
                                      electronic commerce and payment services processor) (1993 to May 2000). Mr.
                                      Levenson is also a director of First Data
                                      Corporation, Superior Telecom, Inc. (the largest North American wire and cable manufacturer) and Emisphere Technologies,
                                      Inc. (a biopharmeceutical company).

David M. Walke, 48          2002      Chief Executive Officer and a director of
                                      FIND/SVP, Inc. (a business advisory and
                                      consulting services company) (November
                                      2001 to Present); Co-Founder and Senior
                                      Managing Director of Morgen-Walke
                                      Associates, Inc. (a financial public
                                      relations, investor relations and
                                      corporate communications firm) (prior
                                      years to December 2001). Mr. Walke is also a director of Interliant, Inc.


Richard D. White, 48        1997      Managing Director of CIBC Capital Partners
                                      (February 1998 to present); Managing
                                      Director of CIBC Oppenheimer Corp.
                                      (successor to Oppenheimer & Co., Inc.)
                                      (prior years to February 1998). Mr. White is also a director of Midway Games Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. These persons are also required by federal securities regulations to give Vestcom copies of those reports. The Company is required to disclose any failures to file such reports on a timely basis. Based solely on a review of the copies of the reports furnished to the Company, the Company believes that during 2001, all applicable filing requirements were satisfied on a timely basis.

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table sets forth, for the fiscal years ended December 31, 2001, 2000 and 1999, the annual and long-term compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company during 2001 (the "Named Officers").


                           SUMMARY COMPENSATION TABLE


                                                             Annual                            Long-Term
                                                          Compensation                       Compensation
                                        -----------------------------------------------       ------------
                                                                                                Common
                                                                                                Shares
                                                                                              Subject to
Name and                                                                   Other Annual        Options         All Other
Principal Position                       Year   Salary         Bonus     Compensation(A)       Granted       Compensation (B)
------------------------------------------------------------------------------------------------------------------------------
Joel Cartun...........................   2001  $200,000            --             --               --            $ 3,825
    Chairman of the Board                2000   200,000            --             --               --              3,958
                                         1999   200,000            --             --               --              3,775

Brendan Keating.......................   2001   300,000            --             --               --              3,825
    President, Chief Executive Officer   2000   200,000            --             --             50,000            3,958
    and Chief Operating Officer          1999   200,000       $70,000             --             50,000            3,775

Michael D. Helfand(C).................   2001   200,000        50,000             --             20,000            3,825
    Executive Vice President,            2000   200,000        70,000             --               --              2,365
    Chief Financial Officer and          1999    46,154        20,000             --             50,000              --
    Treasurer

David Adler...........................   2001   160,000        20,000             --             10,000            3,825
    Chief Technology Officer             2000   150,000        25,000             --               --              3,939
                                         1999   150,000        15,000             --              2,000            3,233

Andrew Lewkowicz(D)...................   2001   161,539        50,000             --             30,000              --
    Vice President

------------------------
(A) No Named Officer received personal benefits from the Company in excess of 10% of such individual's reported salary and bonus. Amounts below the threshold are not included in the table.
(B) For 2001, represents contributions made by the Company of $3,825 for each of Messrs. Cartun, Keating, Helfand and Adler to the Company's 401(k) plan to match 2001 pre-tax elective deferral contributions (included under "Salary") made by such persons to such plan.
(C)  Mr. Helfand joined the Company in October 1999.
(D)  Mr. Lewkowicz joined the Company in March 2001.

Employment Agreements

Mr. Keating, pursuant to a letter agreement with the Company dated September 1997, is entitled to receive four months notice prior to any termination of employment.

         Mr. Helfand, Executive Vice President and Chief Financial Officer of the Company, entered into a letter agreement with the Company in September 1999, pursuant to which he serves as an at-will employee with a current annual base salary of $200,000. The letter agreement also provides that Mr. Helfand was entitled to earn a bonus of up to 50% of his annual salary for 2001 based on achieving mutually agreed-upon goals and the Company's performance. Mr. Helfand was guaranteed a minimum bonus of $50,000 in 2001. Mr. Helfand's agreement provides that if he were terminated for any reason other than cause (as defined), he would be entitled to receive six months severance.

         Mr. Adler, Chief Technology Officer of the Company, entered into a letter agreement with the Company in April 1998 pursuant to which he serves as an at-will employee at a current annual salary of $160,000. Mr. Adler's letter agreement provides that if his employment were terminated following a change in control (as defined), he would be entitled to receive one year's salary as severance.

         Mr. Lewkowicz, Senior Vice President Sales and Marketing of the Company, entered into a letter agreement with the Company in February 2001 pursuant to which he serves as an at-will employee at a current annual salary of $200,000. Mr. Lewkowicz was guaranteed a minimum bonus of $50,000 in 2001 and is guaranteed a minimum bonus of $50,000 in 2002. Mr. Lewkowicz's letter agreement provides that if his employment were terminated for any reason other than for cause or as a result of voluntary resignation, he would be entitled to receive six months salary as severance.

         All of the Named Officers are entitled to participate in all compensation and employee benefit plans maintained by the Company and its subsidiaries, including such bonuses as may be authorized by the Board of Directors from time to time. Each executive is also entitled to a car allowance of $850 per month.

         Each of Messrs. Cartun, Keating and Helfand has a Change in Control agreement with the Company. Pursuant to these Change in Control agreements, upon the occurrence of a "Trigger Event", the executive would be entitled to receive a lump sum payment equal to two times the sum of his annualized base salary immediately prior to the "Change in Control" and the annual bonus the executive received during the full fiscal year immediately prior to the Change in Control. In addition, upon a Change in Control, all stock options would immediately become vested.

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

         A "Trigger Event" means either (i) termination of the executive's employment at any time from the effective date of a Change in Control until 12 months after the Change in Control (other than for cause and including a termination by the executive for Good Reason (as defined)), or (ii) a failure, upon a Change in Control, of the Company or a successor to continue the executive's employment for at least 12 months with a salary and bonus at least equal to what the executive received immediately prior to the Change in Control, or (iii) a failure, upon a Change in Control, for the executive's employer to be a public company, or (iv) the executive's termination of employment after failure of the Company or any successor to acknowledge upon request the obligations set forth in the executive's employment agreement and Change in Control agreement.

         Mr. Lewkowicz's letter agreement with the Company contains substantively the same change in control provisions as are described above.

Stock Options

         The following table contains information regarding the grant of stock options to the Named Officers during the year ended December 31, 2001. In addition, in accordance with rules adopted by the SEC, the following table sets forth the hypothetical gains or "option spreads" that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              Individual Grants (A)



                                                                                                                   Potential
                                   Number of Common                                                            Realizable Value
                                        Shares           % of Total                                            at Assumed Annual
                                      Underlying       Options Granted                                          Rates of Stock
                                        Options         to Employees in    Exercise Price                     Price Appreciation
Name                                    Granted           Fiscal 2001    Per Share  ($/sh.)  Expiration Date    for Option Term
----                              ------------------   ----------------  ------------------  ---------------  -------------------

                                                                                                                   5%          10%
                                                                                                                   --          ---

Joel Cartun..................         --                      --                --                  --              --           --
Brendan Keating..............         --                      --                --                  --              --           --
Michael D. Helfand...........       20,000                    8.1%            $2.13             5/22/2011        $26,791     $67,893
David Adler..................       10,000                    4.1%             2.13             5/22/2011         13,395      33,947
Andrew Lewkowicz.............       30,000                   12.2%            2.375              3/4/2011         44,809     113,554
-----------

(A) The options granted to Messrs. Helfand, Adler and Lewkowicz were granted under the Company's 1997 Equity Compensation Program (the "Stock Option Plan"). Options generally are granted at exercise prices equal to the fair market value of the Common Stock on the grant date and typically vest in 20% increments commencing one year after the date of grant. The committee which administers the Stock Option Plan may accelerate the vesting of any option upon the occurrence of a change in control event (as defined in the Stock Option Plan).

         No stock options were exercised by the Named Officers during the year ended December 31, 2001. The following table provides information concerning the number of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $2.18, the closing sale price of the Company's Common Stock on December 31, 2001, the last trading day of the year.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES


                                                                      Number of Shares
                               Number of                          Underlying Unexercised          Value of Unexercised
                            Shares Acquired      Value               Options at Fiscal           In-the-Money Options at
Name                         on Exercise(#)    Realized ($)            Year-End (#)                Fiscal Year-End ($)
----                         --------------    ------------            ------------                -------------------
                                                               Exercisable   Unexercisable    Exercisable    Unexercisable
                                                               -----------   -------------    -----------    -------------
Joel Cartun..............          --             --               --             --               --             --
Brendan Keating..........          --             --          101,250           93,750             --             --
Michael D. Helfand.......          --             --           20,000           50,000             --         $1,000
David Adler..............          --             --            6,425           13,075             --            500
Andrew Lewkowicz.........          --             --               --           30,000             --             --

Arrangements with Directors

         Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives an annual retainer of $12,000 and an additional fee of $1,000 for each day's attendance at a Board of Directors meeting and/or committee meeting. Under the Company's Stock Option Plan, each non-employee director also receives options to acquire 12,000 shares of Common Stock at the beginning of his or her first year of service as a director, and options covering 12,000 shares of Common Stock for each year of service thereafter. The options become fully exercisable one year after the date of grant. Directors of the Company are entitled to reimbursement for out-of-pocket expenses incurred in their capacity as directors of the Company.

         In February 2002, the Board agreed that all non-employee directors of the Company would be entitled to receive a one time fee of $25,000 in connection with their service on a special Committee of the Independent Directors which was established to evaluate expressions of interest in acquiring the Company. This fee is payable regardless of whether a transaction is consummated.

Compensation Committee Interlocks and Insider Participation

         Compensation decisions are made by the members of the Compensation Committee. During the fiscal year ended December 31, 2001, Stephen R. Bova, Fred
S. Lafer and Richard D. White served as members of the Compensation Committee. None of Messrs. Bova, Lafer or White has ever served as an employee or officer of Vestcom or any of its subsidiaries.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Based upon information available to the Company, the only shareholders known by the Company to beneficially own more than 5% of the outstanding Common Stock as of April 29, 2002 are (i) Joel Cartun, (ii) Brookside Capital Partners Fund, L.P. ("Brookside"), (iii) Gary J. Marcello and (iv) Dimensional Fund Advisors Inc. ("Dimensional"). For information concerning the holdings of Mr. Cartun, see "Security Ownership of Management." Pursuant to filings made by the respective holders with the SEC, Gary Marcello, Brookside and Dimensional owned the following number of shares of the Company's Common Stock as of December 31, 2001:

                                                                     Percent of
Name and Address of Beneficial Owner     Shares Beneficially Owned      Class
------------------------------------     -------------------------      -----

Brookside Capital Partners Fund, L.P.          1,150,700(A)              12.7%
Two Copley Place
Boston, Massachusetts  02116

Gary J. Marcello                                 824,652(B)               9.1%
P.O. Box 1108
Dover, New Jersey  07802

Dimensional Fund Advisors Inc.                   730,000(C)              8.06%
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401

---------------------
(A) Brookside has indicated in its filing with the SEC that it has the sole power to vote and dispose of these shares.
(B) Mr. Marcello has indicated in his filing with the SEC that he has sole voting and sole dispositive power with respect to 298,000 of these shares and shared voting and dispositive power with respect to 526,652 of these shares.
(C) Dimensional has indicated in its filing with the SEC that it has the sole power to vote and dispose of these shares as investment advisor or manager to various funds.

Security Ownership of Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2002 by (i) each current director and each of the Board's nominees for director of the Company; (ii) each Named Officer (as defined herein) of the Company; and (iii) all current executive officers, directors and nominees for director of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below to the extent that they are exercisable by May 1, 2002.


                                                                                        Shares
                                                                                  Beneficially Owned
                                                                               ------------------------
                          Stockholder                                          Number            Percent
                          -----------                                          ------            -------

Joel Cartun........................................................         1,546,498 (1)            17.1%
Brendan Keating....................................................           179,500 (2)             2.0
Stephen R. Bova....................................................           228,600 (3)             2.5
Leonard J. Fassler.................................................            34,500 (4)             *
Robert J. Levenson.................................................            36,500 (5)             *
David M. Walke.....................................................              -                    -
Richard D. White...................................................            70,296 (6)             *
Michael D. Helfand.................................................            33,000 (7)             *
David Adler........................................................            17,825 (8)             *
Andrew Lewkowicz...................................................             7,000 (9)             *
All current executive officers, directors and nominees
  for director as a group (11 persons).............................         2,187,319 (10)           24.2

---------------------
*Less than one percent.

(1) Includes 200,000 shares held by trusts for the benefit of Mr. Cartun's children. As trustee of such trusts, Mr. Cartun's wife has the right to vote and dispose of such shares.

(2)  Includes 110,000 shares issuable upon the exercise of stock options.

(3)  Includes 32,000 shares issuable upon the exercise of stock options.

(4) Includes 1,000 shares held by Mr. Fassler's wife. Mr. Fassler disclaims beneficial ownership of such shares. Also includes 32,000 shares issuable upon the exercise of stock options.

(5)  Includes 27,000 shares issuable upon the exercise of stock options.

(6)  Includes 32,000 shares issuable upon the exercise of stock options.

(7)  Includes 20,000 shares issuable upon the exercise of stock options.

(8)  Includes 6,825 shares issuable upon the exercise of stock options.

(9) Includes 1,000 shares held jointly with Mr. Lewkowicz's wife. Also includes 6,000 shares issuable upon the exercise of stock options.

(10) Includes an aggregate of 293,425 shares issuable upon the exercise of stock options.


Item 13.  Certain Relationships and Related Transactions

         Joel Cartun, Vestcom's Chairman of the Board, has a 50% interest in the partnership which owned the property previously used by Vestcom and VMA in Lyndhurst, New Jersey. The partnership leased the property to VMA, pursuant to a lease which expired in May 2001. VMA's related party rent expense for this property for 2001 was approximately $311,000.

         Vestcom has entered into an arrangement with Interliant, Inc. whereby Vestcom utilizes Interliant's technology hosting and related services. During 2001, Vestcom paid Interliant approximately $169,000 for such services. Leonard Fassler, a member of Vestcom's Board of Directors, is co-chairman and a director of Interliant and David Walke, another member of Vestcom's Board of Directors, is a director of Interliant. Vestcom believes the arrangement to be on fair market terms.

         In order to further align Mr. Keating's interests with those of the shareholders, in May 2001, the Company loaned Mr. Keating $100,000 to purchase shares of Vestcom Common Stock. Mr. Keating issued a promissory note to the Company, which is secured by the shares of stock purchased with the monies. The note is forgivable as long as Mr. Keating remains in the continuous full-time employment of the Company through the maturity date of the note in May 2004.

         In March 2002, Vestcom entered into an agreement with CIBC World Markets for advisory services and agreed to pay CIBC World Markets $150,000 in connection with the agreement. In addition, the agreement provides that CIBC World Markets will be entitled to a contingency fee if a sale of the Company is consummated. Richard D. White, a director of Vestcom and a member of Vestcom's Compensation Committee, is Managing Director of CIBC Capital Partners, an affiliate of CIBC World Markets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      April 29, 2002                  VESTCOM INTERNATIONAL, INC.



                                           By:/s/ Brendan Keating
                                              --------------------------------
                                              Brendan Keating
                                              Chief Executive Officer, President
                                              and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                                          Title                                                Date
----------                                          -----                                                ----


/s/ Joel Cartun                       Chairman and Director                                          April 29, 2002
-----------------------
Joel Cartun


         *                            President, Chief Executive Officer,                            April 29, 2002
-----------------------                Operating Officer and Director
Brendan Keating


         *                            Director                                                       April 29, 2002
-----------------------
Stephen R. Bova


         *                            Director                                                       April 29, 2002
-----------------------
Leonard J. Fassler


         *                            Director                                                       April 29, 2002
-----------------------
David Walke


         *                            Director                                                       April 29, 2002
-----------------------
Robert J. Levenson


         *                            Director                                                       April 29, 2002
-----------------------
Richard D. White


/s/ Michael D. Helfand                Executive Vice President, Chief Financial                      April 29, 2002
------------------                    Officer and Treasurer (Principal Financial and
Michael D. Helfand                    Accounting Officer)


*By:  /s/ Joel Cartun
    -------------------------
      Joel Cartun,
      Attorney-in-Fact



                                       10