Form 10-Q
period 2002-03-31
VESTCOM INTERNATIONAL INC
filed 2002-05-15
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

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


                                 Yes [X] No [ ]


The number of shares of common stock outstanding as of May 1, 2002 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

Part I:  Financial Information
                                                                                                         Page(s)
                                                                                                         -------
Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets - as of December 31, 2001 and
         March 31, 2002 (unaudited)                                                                          3
    Condensed Consolidated Statements of Operations - For the Three Months
         Ended March 31, 2001 (unaudited) and 2002 (unaudited)                                               4
    Condensed Consolidated Statements of Cash Flows - For the Three Months Ended
         March 31, 2001 (unaudited) and 2002 (unaudited)                                                     5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                         6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                            7

Liquidity and Capital Resources                                                                              9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                         10


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                    10

Signature                                                                                                   10

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2001 and March 31, 2002


                                     ASSETS

                                                                                  December 31,          March 31,
                                                                                     2001                 2002
                                                                                  ------------        --------------
                                                                                   (note 1)           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $     951,060        $     914,440
     Accounts receivable, net                                                        27,294,527           25,458,182
     Other current assets                                                            11,561,464           10,186,899
                                                                                  -------------        -------------
                           Total current assets                                      39,807,051           36,559,521

PROPERTY AND EQUIPMENT, net                                                          35,976,873           35,716,243
GOODWILL, net                                                                        71,163,373           71,163,373
OTHER ASSETS                                                                            387,643              376,325
                                                                                  -------------        -------------
                           Total assets                                           $ 147,334,940        $ 143,815,462
                                                                                  =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                  3,293,630            3,011,468
     Accounts payable                                                                11,875,927           11,160,174
     Other liabilities                                                               15,259,911           14,441,218
                                                                                  -------------        -------------
                           Total current liabilities                                 30,429,468           28,612,860

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         16,904,732           14,077,254
OTHER NONCURRENT LIABILITIES                                                          8,449,529            8,449,314
                                                                                  -------------        -------------

                           Total liabilities                                      $  55,783,729        $  51,139,428
                                                                                  -------------        -------------


STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 2001 and March 31, 2002                                           1,240,274            1,240,274
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 2001 and March 31, 2002                                          90,300,456           90,300,456
   Deferred Compensation                                                               (80,556)             (72,222)
   Retained earnings                                                                    645,426            1,767,938
   Accumulated other comprehensive (loss)                                             (554,389)            (560,412)
                                                                                  -------------    -----------------

                           Total stockholders' equity                             $  91,551,211    $      92,676,034
                                                                                  -------------    -----------------

                           Total liabilities and stockholders' equity             $ 147,334,940    $     143,815,462
                                                                                  =============    =================


  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2002
                                   (unaudited)


                                                   Three Months Ended
                                           ----------------------------------
                                           March 31, 2001      March 31, 2002
                                           --------------      --------------

REVENUES                                   $   40,055,700      $   41,594,247
COST OF REVENUES                               29,563,283          31,216,534
                                           --------------      --------------
     Gross profit                              10,492,417          10,377,713

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                 9,161,020           8,159,358
GOODWILL AMORTIZATION                             686,597                   -
                                           --------------      --------------
Income from operations                            644,800           2,218,355

OTHER INCOME (EXPENSE)
     Interest expense                            (541,440)           (301,388)
     Other income (expense)                        63,693             (29,443)
                                           --------------      ---------------
     Income before provision for
         income taxes                             167,053           1,887,524

PROVISION FOR INCOME TAXES                         91,879             765,012
                                           --------------      --------------
     Net income                            $       75,174      $    1,122,512
                                           ==============      ==============

Net income per share - basic               $          .01      $          .12
                                           ==============      ==============

Net income per share - diluted             $          .01      $          .12
                                           ==============      ==============


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2002
                                   (unaudited)


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                            March 31, 2001       March 31, 2002
                                                                            --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $        75,174      $     1,122,512
     Adjustments to reconcile net income to net cash
     provided by operating activities-
         Depreciation and amortization                                          2,701,236            2,202,342
         Loss on disposal of equipment                                              1,990               30,383
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                    2,676,603            1,836,345
         Other current assets                                                    (418,854)           1,374,565
         Other assets                                                              98,818               18,764
     Changes in operating liabilities (decrease) increase in-
         Accounts payable                                                      (2,444,822)            (715,753)
         Other current liabilities                                             (3,069,156)            (818,693)
         Other non-current liabilities                                             (3,466)                (215)
                                                                          ---------------      ---------------
                  Net cash provided by (used in) operating activities            (382,477)           5,050,250

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                     (1,768,073)          (1,988,681)
     Proceeds from sale of assets                                                     401                9,140
                                                                          ---------------      ---------------
                   Net cash used in investing activities                       (1,767,672)          (1,979,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of long term debt                              2,477,034           (3,109,640)
     Amortization of Deferred Compensation                                              -                8,334
                                                                          ---------------      ---------------

             Net cash provided by (used in) financing activities                2,477,034           (3,101,306)
                                                                          ----------------     ---------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                       (142,752)              (6,023)

             Net (decrease) increase in cash and cash equivalents                 184,133              (36,620)
                                                                          ---------------      ---------------

CASH, beginning of period                                                         633,567              951,060
                                                                          ---------------      ---------------

CASH, end of period                                                       $       817,700      $       914,440
                                                                          ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                       448,665              248,476
     Cash paid for income taxes                                           $     1,191,558      $        23,513


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)    EARNINGS PER SHARE (EPS)

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three months ended March 31, 2002 and 2001, respectively.

       Diluted EPS is calculated by dividing income available to common shareholders, adjusted to reflect the effects of stock options, by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 9,071,797 and 9,061,349 for the three months ended March 31, 2002 and 2001, respectively; and reflects 14,991 and 4,543 additional shares issuable in connection with stock options, for the three months ended March 31, 2002 and 2001, respectively.

       The computation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, excluded 1,497,647 and 1,589,280 potential shares of common stock because the effects would have been antidilutive.

(3)    COMPREHENSIVE (LOSS):

       Comprehensive (loss) includes foreign currency translation gains and losses. The balance sheet translation adjustment was ($6,023) and ($142,752) for the periods ended March 31, 2002 and 2001, respectively.

(4)    RECENT ACCOUNTING REQUIREMENTS:

       In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur that indicate the Company's goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company adopted FAS 142 on January 1, 2002 and no longer is amortizing goodwill and indefinite-lived assets. In connection with the adoption of FAS 142, the Company is currently performing a transitional goodwill impairment assessment, which must be completed by June 30, 2002. The Company has not yet determined the impact these standards will have on its results of operations and financial position. Below is a reconciliation of net income adjusted to exclude amortization expense for 2001 as compared with 2002:

          Net Income                                                                  For the Period Ended March 31,
                                                                                      ------------------------------
                                                                                            2002               2001
                                                                                            ----               ----
          Reported net income                                                         $1,122,512           $ 75,174
          Add back:  Goodwill amortization, net of tax effects                                 -            608,626
                                                                                      ----------           --------
          Adjusted net income                                                         $1,122,512           $683,800
                                                                                      ==========           ========


           EPS Basis and Diluted                                                      For the Period Ended March 31,
                                                                                      ------------------------------
                                                                                            2002               2001
                                                                                            ----               ----
           Reported EPS                                                                    $0.12              $0.01
           Add back:  Goodwill amortization, net of tax effects                                -              $0.07
                                                                                           -----              -----
           Adjusted EPS                                                                    $0.12              $0.08
                                                                                           =====              =====

           Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), formerly topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", requires that reimbursements received for freight and other "out-of-pocket" expenses be characterized as revenue. Companies are required to apply this announcement in financial reporting periods beginning after December 15, 2001. Vestcom adopted EITF 01-14 effective January 2002, and has reclassified approximately $2,400,000 and $1,700,000 for the periods ended March 31, 2002 and 2001, respectively, to revenues from costs of revenues. The Company also manages postage costs on behalf of customers, and requires postage deposits in advance, which it does not believe meet the requirements of the EITF for classification as revenues and cost of revenues and accordingly has not reflected approximately $17,900,000 and $16,900,000 of these costs as revenues or cost of revenues in the accompanying statements of income for the periods ended March 31, 2002 and 2001, respectively. These amounts have no impact on gross profit or income from operations or net income.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Due to the Company's adoption of EITF 01-14, certain 2001 amounts have been reclassified from cost of revenues to revenues in order to conform to the 2002 presentation.

Revenues increased $1,538,000, or 4%, from $40,056,000 for the three months ended March 31, 2001 to $41,594,000 for the three months ended March 31, 2002. This increase was primarily attributable to increased sales to new and existing customers mainly in retail and fulfillment services, partially offset by lower volumes of business communications services as a result of general economic conditions especially in the financial services market. Excluding the adoption of EITF 01-14, Vestcom's revenues increased 2% over the prior year.

Gross profit decreased $114,000, or 1%, from $10,492,000 for the three months ended March 31, 2001 to $10,378,000 for the three months ended March 31, 2002. The gross profit margin decreased from 26% for the three months ended March 31, 2001 to 25% for the same period in 2002. The decreases in the gross profit and the gross profit margin were due to increased costs related to increased outsourcing activities as a result of the current revenue mix, and decreased equipment utilization as a result of the lower volumes in the Company's business communications services. In addition, the Company reclassified certain expenses, for the first quarter of 2002, to cost of revenues previously classified as general and administrative costs. The Company believes that these expenses relate more directly to revenue generation activities and more accurately reflect gross margins.


Selling, general and administrative expenses decreased $1,002,000, or 11%, from $9,161,000 for the three months ended March 31, 2001 to $8,159,000 for the three months ended March 31, 2002. As a percentage of revenues, selling general and administrative expenses decreased from 23% in 2001 to 21% in 2002. The decrease in selling, general and administrative expenses relates primarily to lower personnel and facility costs as a result of the Company's ongoing facilities consolidation efforts. In addition, certain expenses, for the first quarter of 2002, were reclassified from general and administrative costs to cost of revenues as discussed above.

Effective January 1, 2002 the Company adopted FAS 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized for financial reporting purposes. The 2001 first quarter results included amortization expense of $687,000.

Interest expense decreased $240,000, or 44%, from $541,000 for the three months ended March 31, 2001 to $301,000 for the three months ended March 31, 2002. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility, as compared to the same period in the prior year.

Other income decreased $93,000, from income of $64,000 for the three months ended March 31, 2001 to expense of $29,000 for the three months ended March 31, 2002. The decrease is primarily due to losses on disposals of fixed assets during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, Vestcom had working capital of approximately $7,947,000 compared to approximately $9,378,000 at December 31, 2001. The decrease was primarily attributable to reductions in accounts receivable and income tax receivable partially offset by decreases in accrued expenses and accounts payable. Net cash provided by operating activities for the three months ended March 31, 2002, was approximately $5,050,000, which consisted primarily of net income plus approximately $2,202,000 generated from depreciation charges, and the reduction of accounts receivable and other receivable balances due to improved collection efforts. Net cash used in investing activities for the three months ended March 31, 2002, was approximately $1,980,000, which consisted primarily of purchases of equipment. Net cash used in financing activities for the three months ended March 31, 2002, was approximately $3,101,000 primarily from the repayment of long-term debt.

The Company and Fleet Bank have entered into an Equipment Loan and Revolving Credit Agreement ("the Credit Facility"), as amended in the amount of $31,500,000 with a maturity date of April 1, 2003. On March 31, 2002, $13,257,000 was outstanding and $14,902,000 remained available for borrowing under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

The Company manages postage costs on behalf of customers of approximately $1,500,000 to $6,500,000 each month. The Company collects such postage costs from its customers in advance. At March 31, 2002, the Company had postage advances from customers in the amount of approximately $6,226,000 and had prepaid postage and postage receivables of approximately $1,589,000. If, and to the extent the Company were unsuccessful in obtaining postage costs in advance, cash flow would be negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $8,000,000 are expected in 2002. The anticipated expenditures relate to technology and production equipment needs of the business as well as internally developed capitalized software. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. As of March 31, 2002, the Company had incurred approximately $1,989,000 of such anticipated expenditures.

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

                                    VESTCOM INTERNATIONAL, INC.



                                    By: /s/ Michael D. Helfand
                                       -----------------------------------------
                                         Michael D. Helfand, Executive Vice
                                         President, Chief Financial Officer
                                         and Treasurer

                                         Dated:  May 15, 2002