Form 10-Q
period 2002-06-30
VESTCOM INTERNATIONAL INC
filed 2002-08-14
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

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


                                 Yes [X] No [ ]


The number of shares of common stock outstanding as of August 1, 2002 was 9,056,806 shares.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED June 30, 2002

                                      INDEX

Part I:  Financial Information
                                                                                                         Page(s)
                                                                                                         -------
Item 1:  Financial Statements
-------  --------------------
    Condensed Consolidated Balance Sheets - as of December 31, 2001 and
         June 30, 2002 (unaudited)                                                                             3
    Condensed Consolidated Statements of Operations - For the Three and Six Months
         Ended June 30, 2001 (unaudited) and 2002 (unaudited)                                                  4
    Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
         June 30, 2001 (unaudited) and 2002 (unaudited)                                                        5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                              8

Liquidity and Capital Resources                                                                               11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           12
-------------------------------------------------------------------


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                      12
----------------------------------------

Signature                                                                                                     12

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, 2001 and June 30, 2002


                                     ASSETS

                                                                                  December 31,          June 30,
                                                                                     2001                 2002
                                                                                 ------------          -----------
                                                                                   (note 1)            (unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                     $    951,060         $    731,552
     Accounts receivable, net                                                        27,294,527           23,692,902
     Other current assets                                                            11,561,464           11,691,731
                                                                                   ------------         ------------
                           Total current assets                                      39,807,051           36,116,185

PROPERTY AND EQUIPMENT, net                                                          35,976,873           32,897,079
GOODWILL, net                                                                        71,163,373           38,763,373
OTHER ASSETS                                                                            387,643              364,664
                                                                                   ------------         ------------
                           Total assets                                            $147,334,940         $108,141,301
                                                                                   ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and capital lease obligations                  3,293,630            2,736,623
     Accounts payable                                                                11,875,927            9,963,531
     Other liabilities                                                               15,259,911           14,221,137
                                                                                   ------------         ------------
                           Total current liabilities                                 30,429,468           26,921,291

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         16,904,732           13,981,138
OTHER NONCURRENT LIABILITIES                                                          8,449,529            8,052,638
                                                                                   ------------         ------------

                           Total liabilities                                       $ 55,783,729         $ 48,955,067
                                                                                   ------------         ------------

STOCKHOLDERS' EQUITY:
   Preferred Stock
     Class B, 1 share authorized, issued and outstanding at
       December 31, 2001 and June 30, 2002                                            1,240,274            1,240,274
   Common stock, no par value; 20,000,000 shares authorized;
       9,056,806 shares issued and outstanding at
       December 31, 2001 and June 30, 2002                                           90,300,456           90,300,456
   Deferred Compensation                                                                (80,556)             (63,889)
   Retained earnings (Accumulated Deficit)                                              645,426          (31,877,995)
   Accumulated other comprehensive (loss)                                              (554,389)            (412,612)
                                                                                   ------------         -------------

                           Total stockholders' equity                              $ 91,551,211         $ 59,186,234
                                                                                   ------------         -------------

                           Total liabilities and stockholders' equity              $147,334,940         $108,141,301
                                                                                   ============         ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2001 and 2002
                                   (unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                ------------------                   ----------------
                                                           June 30, 2001   June 30, 2002        June 30, 2001   June 30, 2002
                                                           --------------  --------------      --------------   --------------
REVENUES                                                  $ 39,112,539     $ 35,850,860         $ 77,445,026    $ 79,168,237
COST OF REVENUES                                            28,682,266       27,966,404           58,245,547      59,182,852
                                                          ------------     ------------         ------------    ------------
     Gross profit                                           10,430,273        7,884,456           20,922,690      18,262,174

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                              8,718,185        7,548,125           17,879,205      15,707,476

GOODWILL AMORTIZATION                                          686,598                -            1,373,194               -

IMPAIRMENT OF LONG LIVED ASSETS                                      -        2,555,924                    -       2,555,924
RESTRUCTURING AND OTHER NON-
RECURRING CHARGES (CREDITS)                                    384,337          275,000              384,337         275,000
                                                          ------------     ------------         ------------    ------------
Income (loss) from operations                                  641,153       (2,494,593)           1,285,954        (276,226)

OTHER INCOME (EXPENSE)

     Interest expense                                         (525,583)        (249,205)          (1,067,023)       (550,594)
     Other income (loss)                                        22,575             (949)              86,267         (30,392)
                                                          ------------     ------------         ------------    ------------
     Income (loss) before provision (benefit) for
         income taxes                                          138,145       (2,744,747)             305,198        (857,212)


PROVISION (BENEFIT) FOR INCOME TAXES                            75,980       (1,098,802)             167,859        (333,790)
                                                          ------------     ------------         ------------    ------------
     Income (loss) before Cumulative Effect of Change
     in Accounting Principle                              $     62,165     $ (1,645,945)        $    137,339    $   (523,422)
                                                          ------------     ------------         ------------    ------------

Cumulative Effect of Change in Accounting Principle
     (net of tax benefit of $400,000)                                -                -                    -     (32,000,000)
                                                          ------------     ------------         ------------    ------------

       Net income (loss)                                  $     62,165     $ (1,645,945)        $    137,339    $(32,523,422)
                                                          ============     ============         ============    ============

Net income (loss) per share before Cumulative Effect of
Change in Accounting Principle
 - basic                                                  $        .01     $       (.18)        $        .02    $       (.06)
                                                          ============     ============         ============    ============

 - diluted                                                $        .01     $       (.18)        $        .02    $       (.06)
                                                          ============     ============         ============    ============
Net income (loss) per share from Cumulative Effect of
Change in Accounting Principle
 - basic                                                  $          -     $          -         $          -    $      (3.53)
                                                          ============     ============         ============    ============

 - diluted                                                $          -     $          -         $          -    $      (3.53)
                                                          ============     ============         ============    ============

Net income (loss) per share
 - basic                                                  $        .01     $       (.18)        $        .02    $      (3.59)
                                                          ============     ============         ============    ============

 - diluted                                                $        .01     $       (.18)        $        .02    $      (3.59)
                                                          ============     ============         ============    ============

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2002
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                             June 30, 2001       June 30, 2002
                                                                             -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $     137,339        $ (32,523,422)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
         Depreciation and amortization                                           5,459,409            4,558,216
         Loss on disposal of equipment                                                 971               30,383
         Restructuring Charges                                                     216,743                    -
         Impairment of Long Lived Assets                                                 -            2,555,924
         Cumulative Effect of Change in Accounting Principle                             -           32,000,000
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                     4,988,922            3,601,625
         Other current assets                                                     (427,254)            (130,267)
         Other assets                                                               81,921               46,355
     Changes in operating liabilities (decrease) increase in-
         Accounts payable                                                       (1,740,657)          (1,912,396)
         Other current liabilities                                              (3,907,767)          (1,038,774)
         Other non-current liabilities                                                (725)               3,110
                                                                          ----------------      ----------------
                  Net cash provided by operating activities                      4,808,902            7,190,754

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                      (3,039,337)          (4,097,245)
     Proceeds from sale of assets                                                    1,421                9,140
                                                                          ----------------     ----------------
                   Net cash used in investing activities                        (3,037,916)          (4,088,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) of long term debt                                           (840,679)          (3,480,601)
     Amortization of Deferred Compensation                                               -               16,667
                                                                          ----------------     ----------------

             Net cash (used in) financing activities                              (840,679)          (3,463,934)
                                                                          ----------------     ----------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                         (60,995)             141,777

             Net (decrease) increase in cash and cash equivalents                  869,312             (219,508)
                                                                          ----------------     ----------------

CASH and CASH EQUIVALENTS, beginning of period                                     633,567              951,060
                                                                          ----------------     ----------------

CASH and CASH EQUIVALENTS, end of period                                  $      1,502,879     $        731,552
                                                                          ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Capital lease obligation incurred                                    $              -     $        350,000
     Cash paid for interest                                                      1,060,433              448,380
     Cash paid for income taxes                                           $      1,191,558     $        369,080

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)    EARNINGS PER SHARE (EPS)

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 9,056,806 for the three and six months ended June 30, 2002 and 2001, respectively.

       Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding, plus additional common shares that could be issued in connection with potentially dilutive securities (i.e., stock options). The weighted average number of shares of common stock used in determining diluted EPS was 9,056,806 and 9,056,962 for the three months ended June 30, 2002 and 2001, respectively; and 9,056,806 and 9,060,110 for the six months ended June 30, 2002 and 2001, respectively.

       Options covering approximately 389,571, 1,799,642, 781,784 and 1,662,490 shares of Common Stock were not included in computing earnings per share for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, because their effects were antidilutive. In addition, options covering 184,743and 89,815 shares, for the three and six month ended June 30, 2002, respectively, were excluded due to the net losses for those periods.

(3)    COMPREHENSIVE INCOME (LOSS):

       Comprehensive income (loss) includes foreign currency translation gains and losses. The balance sheet translation adjustment was $147,800 and $81,757 for the three months ended June 30, 2002 and 2001, respectively; and $141,777 and ($60,995) for the six months ended June 30, 2002 and 2001, respectively.

(4)    RECENT ACCOUNTING REQUIREMENTS:

       In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur that indicate the Company's goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company adopted FAS 142 on January 1, 2002 and no longer is amortizing goodwill and indefinite-lived intangible assets. In connection with the adoption of FAS 142, and with the proposed acquisition by Cornerstone Equity Investors IV, L.P., (see Note 6) the Company determined that an impairment loss on the Company's intangible assets was probable and that a reasonable estimate of such loss could be made as of June 30, 2002. Accordingly, the Company has recognized an estimated loss of $32,000,000 net of tax as a Cumulative Effect of a Change in Accounting Principle. This amount, which is based on the difference between the expected goodwill to be recorded in connection with the proposed acquisition of Vestcom and the value of the Company's existing goodwill, will be subject to adjustment in subsequent reporting periods based on the measurement of the impairment process. Below is a reconciliation of net income adjusted to exclude amortization expense for 2001.


       Reconciliation of Net Income for 2001                         Three months ended      Six months ended June
                                                                     -------------------    ---------------------
                                                                        June 30, 2001             30, 2001
                                                                        -------------             --------
       Reported net income                                                  $62,165                $137,339
       Add back:  Goodwill amortization, net of tax effects                 608,626               1,217,252
                                                                          ----------             -----------
       Adjusted net income                                                 $670,791              $1,354,591
                                                                          ==========             ===========



       Reconciliation of EPS Basic and Diluted for 2001              Three months ended       Six months ended June
                                                                     -------------------      ----------------------
                                                                        June 30, 2001               30, 2001
                                                                        -------------               --------
       Reported EPS                                                         $0.01                    $0.02
       Add back:  Goodwill amortization, net of tax effects                 $0.06                    $0.13
                                                                           -------                 --------
       Adjusted EPS                                                         $0.07                    $0.15
                                                                           =======                 ========

       Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), formerly topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", requires that reimbursements received for freight and other "out-of-pocket" expenses be characterized as revenue. Companies are required to apply this announcement in financial reporting periods beginning after December 15, 2001. Vestcom adopted EITF 01-14 effective January 2002, and has reclassified approximately $1,400,000 and $1,500,000 for the three month periods ended June 30, 2002 and 2001, respectively; and approximately $3,800,000 and $3,100,000 for the six month periods ended June 30, 2002 and 2001, respectively to revenues from costs of revenues. The Company also manages postage costs on behalf of customers, and requires postage deposits in advance, which it does not believe meet the requirements of the EITF for classification as revenues and cost of revenues, and accordingly has not reflected approximately $16,400,000 and $19,300,000 of these costs as revenues or cost of revenues in the accompanying statements of income for the three month periods ended June 30, 2002 and 2001, respectively and approximately $34,300,000 and $36,200,000 for the six month periods ended June 30, 2002 and 2001, respectively. These amounts have no impact on gross profit or income from operations or net income.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

       In July 2002, The FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002 because a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for the changes in estimated cash flows. We are required to adopt SFAS 146, effective calendar year 2003. We do not expect the adoption of SFAS 146 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

(5)    IMPAIRMENT OF LONG LIVED ASSETS:

       During the second quarter of 2002, the Company decided to shutdown its Randolph, NJ facility and relocate all production to its West Caldwell, NJ site. This decision supports the strategic plan of reducing the Company's operating cost structure by reducing the number of facilities. In connection therewith, the Company recorded an impairment charge of $2,555,924 for the write-down of fixed assets, primarily leasehold improvements, associated with the Randolph facility. In addition to these charges, the Company also incurred lease exit costs of $275,000, which were recorded in the second quarter of 2002. The Company will also incur additional lease costs to close the facility and severance costs for the termination of employees related to the closing and/or relocation of the operating facility, which the Company expects will occur during the third quarter of 2002.

(6)    MERGER AGREEMENT:

       On June 12, 2002 the Company announced that it had entered into a definitive agreement to be acquired by a newly formed corporation organized by Cornerstone Equity Investors IV, L.P. The agreement provides that the acquirer will pay $6.25 in cash for each outstanding share of the Company's Common Stock. The aggregate value of the transaction, including the amount of debt to be repaid, is expected to be approximately $75,000,000. Consummation of the Cornerstone transaction is contingent on receiving shareholder approval and obtaining the necessary financing. As of August 13, 2002, adequate financing to pay the merger consideration and estimated fees associated with the transaction had not been fully obtained. General Electric Capital Corporation has indicated to Cornerstone that it currently is prepared to fund the senior debt portion of the required transaction amount at a level that may be slightly less than what is currently estimated to be required to close the transaction. Cornerstone currently is engaged in discussions with other possible lenders and has received a proposal letter for a sufficient amount of funding from one of them. Although no assurance can be given that the transaction will close, Cornerstone has indicated that it remains committed to the $6.25 per share merger consideration and confident that it will obtain adequate financing for the transaction, and the Company hopes to close the transaction at the end of the third quarter or the beginning of the fourth quarter of 2002. Certain management shareholders have agreed to reinvest in the transaction and to vote in favor of the transaction.

       The transaction, which is structured as a cash merger, was approved by the Company's Board of Directors, acting upon the unanimous recommendation of a Special Committee of the Board comprised of five non-employee directors. In connection with the proposed transaction, the Company has capitalized approximately $276,000 of acquisition related costs incurred on behalf of the acquirer. In the event the transaction does not close the Company would be required to expense such costs.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

Due to the Company's adoption of EITF 01-14, effective January 2002, certain 2001 amounts have been reclassified from cost of revenues to revenues in order to conform to the 2002 presentation.

Revenues decreased $3,262,000, or 8%, from $39,113,000 for the three months ended June 30, 2001 to $35,851,000 for the three months ended June 30, 2002. This decrease was primarily attributable to lower volumes of business communications services as a result of general economic conditions especially in the financial services market. In addition, 2001 results included a one-time privacy mailing. The adoption of EITF 01-14 had no material effect on the change in revenue over the prior year.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Gross profit decreased $2,546,000, or 24%, from $10,430,000 for the three months ended June 30, 2001 to $7,884,000 for the three months ended June 30, 2002. The gross profit margin decreased from 27% for the three months ended June 30, 2001 to 22% for the same period in 2002. The decreases in the gross profit and the gross profit percentage were primarily due to decreased equipment utilization as a result of the lower volumes in the Company's business communications services. In addition, the Company reclassified certain expenses for the second quarter of 2002 to cost of revenues. These expenses were previously classified as general and administrative costs. The Company believes that these expenses relate more directly to revenue generation activities and more accurately reflect gross margins.

Selling, general and administrative expenses decreased $1,170,000, or 13%, from $8,718,000 for the three months ended June 30, 2001 to $7,548,000 for the three months ended June 30, 2002. As a percentage of revenues, selling general and administrative expenses decreased from 22% in 2001 to 21% in 2002. The decrease in selling, general and administrative expenses relates primarily to lower personnel and facility costs as a result of the Company's ongoing facilities consolidation efforts. In addition, certain expenses, for the second quarter of 2002, were reclassified from general and administrative costs to cost of revenues as discussed above.

Effective January 1, 2002 the Company adopted SFAS 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized for financial reporting purposes. The 2001 second quarter results included amortization expense of $687,000.

During the second quarter of 2002, the Company decided to shutdown its Randolph, NJ facility and relocate all production to its West Caldwell, NJ site. This decision supports the strategic plan of reducing the Company's operating cost structure by reducing the number of facilities. In connection therewith, the Company recorded an impairment charge of $2,555,924 for the write-down of fixed assets, primarily leasehold improvements, associated with the Randolph facility. In addition to these charges, the Company also incurred lease exit costs of $275,000, which were recorded in the second quarter of 2002. The Company will also incur additional lease costs to close the facility and severance costs for the termination of employees related to the closing and/or relocation of the operating facility, which the Company expects will occur during the third quarter of 2002.

Interest expense decreased $277,000, or 53%, from $526,000 for the three months ended June 30, 2001 to $249,000 for the three months ended June 30, 2002. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility, as compared to the same period in the prior year.

Other income decreased $24,000, from income of $23,000 for the three months ended June 30, 2001 to expense of $1,000 for the three months ended June 30, 2002. The decrease is primarily due to losses on disposals of fixed assets during the quarter.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

Due to the Company's adoption of EITF 01-14, effective January 2002, certain 2001 amounts have been reclassified from cost of revenues to revenues in order to conform to the 2002 presentation.

Revenues decreased $1,723,000, or 2%, from $79,168,000 for the six months ended June 30, 2001 to $77,445,000 for the six months ended June 30, 2002. This decrease was primarily attributable to lower volumes of business communications services as a result of general economic conditions especially in the financial services market. Excluding the adoption of EITF 01-14, revenues decreased 3% for the six-month period over the prior year.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

Gross profit decreased $2,661,000, or 13%, from $20,923,000 for the six months ended June 30, 2001 to $18,262,000 for the six months ended June 30, 2002. The gross profit margin decreased from 26% for the six months ended June 30, 2001 to 24% for the same period in 2002. The decreases in the gross profit and the gross profit percentage were primarily due to decreased equipment utilization as a result of the lower volumes in the Company's business communications services and increased outsourcing activities as a result of the current revenue mix. In addition, the Company reclassified certain expenses in 2002 to cost of revenues, which were previously classified as general and administrative costs. The Company believes that these expenses relate more directly to revenue generation activities and more accurately reflect gross margins.

Selling, general and administrative expenses decreased $2,172,000, or 12%, from $17,879,000 for the six months ended June 30, 2001 to $15,707,000 for the six months ended June 30, 2002. As a percentage of revenues, selling general and administrative expenses decreased from 23% in 2001 to 20% in 2002. The decrease in selling, general and administrative expenses relates primarily to lower personnel and facility costs as a result of the Company's ongoing facilities consolidation efforts. In addition, certain expenses in 2002 were reclassified from general and administrative costs to cost of revenues as discussed above.

Effective January 1, 2002 the Company adopted FAS 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized for financial reporting purposes. The six months ended June 30, 2001 results included amortization expense of $1,373,000.

During the second quarter of 2002, the Company recorded an impairment loss of $2,556,000 and lease exit fees of $275,000 related to its decision to shutdown the Randolph, NJ site. See the discussion under the Three months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001.

Interest expense decreased $516,000, or 48%, from $1,067,000 for the six months ended June 30, 2001 to $551,000 for the six months ended June 30, 2002. This decrease was attributable to lower interest rates and decreased outstanding balances on the Company's credit facility, as compared to the same period in the prior year.

Other income decreased $116,000, from income of $86,000 for the six months ended June 30, 2001 to expense of $30,000 for the six months ended June 30, 2002. The decrease is primarily due to losses on disposals of fixed assets during the six months.

In connection with the adoption of FAS 142, and with the proposed acquisition by Cornerstone Equity Investors IV, L.P., (see Note 6) the Company determined that an impairment loss on the Company's intangible assets was probable and that a reasonable estimate of such loss could be made as of June 30, 2002. Accordingly, the Company has recognized an estimated loss of $32,000,000 net of tax as a Cumulative Effect of a Change in Accounting Principle. This amount, which is based on the difference between the expected goodwill to be recorded in connection with the proposed acquisition of Vestcom and the value of the Company's existing goodwill, will be subject to adjustment in subsequent reporting periods based on the measurement of the impairment process.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, Vestcom had working capital of approximately $9,195,000 compared to approximately $9,378,000 at December 31, 2001. The decrease was primarily attributable to reductions in accounts receivable and partially offset by decreases in accrued expenses and accounts payable. Net cash provided by operating activities for the six months ended June 30, 2002, was approximately $7,191,000, which consisted primarily of net loss plus non-cash charges of approximately $32,000,000 from the Cumulative Effect of the Change in Accounting Principle, $4,558,000 generated from depreciation charges, and $2,556,000 from the write down of impaired assets from the Randolph facility shutdown, along with the reduction of accounts receivable, partially offset by the reduction of accounts payable and accrued expenses. Net cash used in investing activities for the six months ended June 30, 2002, was approximately $4,088,000, which consisted primarily of purchases of equipment and software. Net cash used in financing activities for the six months ended June 30, 2002, was approximately $3,464,000, primarily from the repayment of long-term debt.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

The Company and Fleet Bank have entered into an Equipment Loan and Revolving Credit Agreement (the "Credit Facility"), as amended, in the amount of $31,500,000 with a maturity date of July 1, 2003. On June 30, 2002, $13,063,000 was outstanding and $14,773,000 remained available for borrowing under the Credit Facility. Under the terms of the Credit Facility, amounts paid back on equipment loans are not available for future borrowings.

The Company manages postage costs on behalf of customers of approximately $2,000,000 to $6,000,000 each month. The Company collects such postage costs from its customers in advance. At June 30, 2002, the Company had postage advances from customers in the amount of approximately $5,781,000 and had prepaid postage and postage receivables of approximately $2,085,000. If, and to the extent the Company were unsuccessful in obtaining postage costs in advance, cash flow would be negatively affected and Vestcom may be required to utilize its working capital or credit facility to cover the cash outlay.

Capital expenditures of approximately $8,000,000 are expected in 2002. The anticipated expenditures relate to technology and production equipment needs of the business as well as internally developed capitalized software. However, as additional revenue generating opportunities arise the Company may be required to expend additional capital to support those opportunities. As of June 30, 2002, the Company had incurred approximately $4,097,000 of such anticipated expenditures.

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

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10-K.

                           Part II: Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  On July 23, 2002 the Company filed an 8-K for the Change in Accountants; on June 18, 2002 the Company filed an 8-K to Amend its Bylaws; on June 13, 2002 the Company filed an 8-K Announcing the Merger Agreement.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           VESTCOM INTERNATIONAL, INC.



                           By: /s/ Michael D. Helfand
                              --------------------------------------------------
                                 Michael D. Helfand, Executive Vice President, Chief Financial Officer and Treasurer

                                 Dated:  August 14, 2002