Form 10-Q/A
period 2002-06-30
VESTCOM INTERNATIONAL INC
filed 2002-08-15
CIK 1034941

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

[Amending 10-Q to correct draft filed inadvertently by printer without Company Authorization]

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

                                      INDEX

Part I:  Financial Information
                                                                                                         Page(s)
                                                                                                         -------
Item 1:  Financial Statements
-------  --------------------
    Condensed Consolidated Balance Sheets - as of December 31, 2001 and
         June 30, 2002 (unaudited)                                                                             3
    Condensed Consolidated Statements of Operations - For the Three and Six Months
         Ended June 30, 2001 (unaudited) and 2002 (unaudited)                                                  4
    Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
         June 30, 2001 (unaudited) and 2002 (unaudited)                                                        5
    Notes to Condensed Consolidated Financial Statements (unaudited)                                           6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

Overview; Disclosures Regarding Forward Looking Statements; Results of Operations                              8

Liquidity and Capital Resources                                                                               11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                           12
-------------------------------------------------------------------


Part II:  Other Information

Item 6: Exhibits and Reports on Form 8-K                                                                      12
----------------------------------------

Signature                                                                                                     13

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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2001 and 2002
                                   (unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                ------------------                   ----------------
                                                           June 30, 2001   June 30, 2002        June 30, 2001   June 30, 2002
                                                           --------------  --------------      --------------   --------------
REVENUES                                                  $ 39,112,539     $ 35,850,860         $ 77,445,026    $ 79,168,237
COST OF REVENUES                                            28,682,266       27,966,404           58,245,547      59,182,852
                                                          ------------     ------------         ------------    ------------
     Gross profit                                           10,430,273        7,884,456           20,922,690      18,262,174

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                              8,718,185        7,548,125           17,879,205      15,707,476

GOODWILL AMORTIZATION                                          686,598                -            1,373,194               -

IMPAIRMENT OF LONG LIVED ASSETS                                      -        2,555,924                    -       2,555,924
RESTRUCTURING AND OTHER NON-
RECURRING CHARGES                                              384,337          275,000              384,337         275,000
                                                          ------------     ------------         ------------    ------------
Income (loss) from operations                                  641,153       (2,494,593)           1,285,954        (276,226)

OTHER INCOME (EXPENSE)

     Interest expense                                         (525,583)        (249,205)          (1,067,023)       (550,594)
     Other income (expense)                                     22,575             (949)              86,267         (30,392)
                                                          ------------     ------------         ------------    ------------
     Income (loss) before provision (benefit) for
         income taxes                                          138,145       (2,744,747)             305,198        (857,212)


PROVISION (BENEFIT) FOR INCOME TAXES                            75,980       (1,098,802)             167,859        (333,790)
                                                          ------------     ------------         ------------    ------------
     Income (loss) before Cumulative Effect of Change
     in Accounting Principle                              $     62,165     $ (1,645,945)        $    137,339    $   (523,422)
                                                          ------------     ------------         ------------    ------------

Cumulative Effect of Change in Accounting
     Principle-Write Off of Goodwill
     (net of tax benefit of $400,000)                                -                -                    -     (32,000,000)
                                                          ------------     ------------         ------------    ------------

       Net income (loss)                                  $     62,165     $ (1,645,945)        $    137,339    $(32,523,422)
                                                          ============     ============         ============    ============

Income (loss) per share before Cumulative Effect of
Change in Accounting Principle
 - basic                                                  $        .01     $       (.18)        $        .02    $       (.06)
                                                          ============     ============         ============    ============

 - diluted                                                $        .01     $       (.18)        $        .02    $       (.06)
                                                          ============     ============         ============    ============
Income (loss) per share from Cumulative Effect of
Change in Accounting Principle-Write Off of Goodwill
 - basic                                                  $          -     $          -         $          -    $      (3.53)
                                                          ============     ============         ============    ============

 - diluted                                                $          -     $          -         $          -    $      (3.53)
                                                          ============     ============         ============    ============

Net income (loss) per share
 - basic                                                  $        .01     $       (.18)        $        .02    $      (3.59)
                                                          ============     ============         ============    ============

 - diluted                                                $        .01     $       (.18)        $        .02    $      (3.59)
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

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2001 and 2002
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                             June 30, 2001       June 30, 2002
                                                                             -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $     137,339        $ (32,523,422)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
         Depreciation and amortization                                           5,459,409            4,558,216
         Loss on disposal of equipment                                                 971               30,383
         Restructuring Charges                                                     216,743                    -
         Impairment of Long Lived Assets                                                 -            2,555,924
         Cumulative Effect of Change in Accounting Principle-Write
           Off of Goodwill                                                               -           32,000,000
     Changes in operating assets (increase) decrease in-
         Accounts receivable                                                     4,988,922            3,601,625
         Other current assets                                                     (427,254)            (130,267)
         Other assets                                                               81,921               46,355
     Changes in operating liabilities (decrease) increase in-
         Accounts payable                                                       (1,740,657)          (1,912,396)
         Other current liabilities                                              (3,907,767)          (1,038,774)
         Other non-current liabilities                                                (725)               3,110
                                                                          ----------------      ----------------
                  Net cash provided by operating activities                      4,808,902            7,190,754

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                      (3,039,337)          (4,097,245)
     Proceeds from sale of assets                                                    1,421                9,140
                                                                          ----------------     ----------------
                   Net cash used in investing activities                        (3,037,916)          (4,088,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) of long term debt                                           (840,679)          (3,480,601)
     Amortization of Deferred Compensation                                               -               16,667
                                                                          ----------------     ----------------

             Net cash (used in) financing activities                              (840,679)          (3,463,934)
                                                                          ----------------     ----------------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                         (60,995)             141,777

             Net (decrease) increase in cash and cash equivalents                  869,312             (219,508)
                                                                          ----------------     ----------------

CASH and CASH EQUIVALENTS, beginning of period                                     633,567              951,060
                                                                          ----------------     ----------------

CASH and CASH EQUIVALENTS, end of period                                  $      1,502,879     $        731,552
                                                                          ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                      1,060,433              448,380
     Cash paid for income taxes                                           $      1,191,558     $        369,080

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)    BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto contained in Vestcom's Annual Report on Form 10-K for the year ended December 31, 2001.

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

       Options covering approximately 389,571, 1,799,642, 781,784 and 1,662,490 shares of Common Stock were not included in computing diluted earnings per share for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, because their effects were antidilutive. In addition, options covering 184,743and 89,815 shares, for the three and six month ended June 30, 2002, respectively, were excluded due to the net losses for those periods.

(3)    COMPREHENSIVE INCOME (LOSS):

       Comprehensive income (loss) which consists of net income (loss) and foreign currency translation gains and losses was ($1,498,145) and $143,922 for the three months ended June 30, 2002 and 2001, respectively; and ($32,381,645) and $76,344 for the six months ended June 30, 2002 and 2001, respectively.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

(4)    RECENT ACCOUNTING REQUIREMENTS:

       In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 eliminates pooling-of-interests accounting for business combinations completed after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur that indicate the Company's goodwill might be impaired. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company adopted FAS 142 on January 1, 2002 and no longer is amortizing goodwill. In connection with the adoption of FAS 142, and as a result of the proposed acquisition by Cornerstone Equity Investors IV, L.P., (see Note 6) the Company determined that an impairment loss on the Company's intangible assets was probable and that a reasonable estimate of such loss could be made as of June 30, 2002. Accordingly, the Company has recognized an estimated loss of $32,000,000, net of tax, as a Cumulative Effect of a Change in Accounting Principle. This amount was determined by comparing the estimated fair value of the Company and its book value, after giving consideration to the proposed acquisition of Vestcom by Cornerstone Equity, and will be subject to adjustment in subsequent reporting periods based on the final measurement of the impairment process. Below is a reconciliation of net income adjusted to exclude amortization expense for 2001.


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
                                                                           =======                 ========

       Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), formerly topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", requires that reimbursements received for freight and other "out-of-pocket" expenses be characterized as revenue. Companies are required to apply EITF 01-14 in financial reporting periods beginning after December 15, 2001. Vestcom adopted EITF 01-14 effective January 1, 2002, and included approximately $1,400,000 and $1,500,000 for the three month periods ended June 30, 2002 and 2001, respectively; and approximately $3,800,000 and $3,100,000 for the six month periods ended June 30, 2002 and 2001, respectively in revenues and costs of revenues. Prior year amounts have been reclassified in order to conform to current year presentation. The Company also manages postage costs on behalf of customers, and requires postage deposits in advance, which it does not believe meet the requirements of the EITF for classification as revenues and cost of revenues since the Company is securing such postage as an agent for its customers. Accordingly, the Company has not reflected approximately $16,400,000 and $19,300,000 of these costs as revenues or cost of revenues in the accompanying statements of income for the three month periods ended June 30, 2002 and 2001, respectively and approximately $34,300,000 and $36,200,000 for the six month periods ended June 30, 2002 and 2001, respectively. These amounts have no impact on gross profit or income from operations or net income, but rather are reflected as assets and liabilities in the balance sheet.

                  VESTCOM INTERNATIONAL, INC. AND SUBSIDIARIES

       In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002 because a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for the changes in estimated cash flows. The Company is required to adopt SFAS 146, effective calendar year 2003 and does not expect the adoption of SFAS 146 to have a material impact on consolidated operations or financial position.

(5)    IMPAIRMENT OF LONG LIVED ASSETS:

       During the second quarter of 2002, the Company, as part of its facility consolidation plan to improve utilization of its facilities, made a decision to vacate its Randolph, NJ facility and relocate production to its West Caldwell, NJ site. In connection therewith, the Company recorded an impairment charge of $2,555,924 for the write-down of fixed assets, primarily leasehold improvements, associated with the Randolph facility. In addition to these charges, the Company also incurred lease exit costs of $275,000, which were recorded in the second quarter of 2002. The Company will also incur additional lease costs to close the facility and severance costs for the termination of employees related to the closing and/or relocation of the operating facility, which the Company expects will occur during the third quarter of 2002.

(6)    MERGER AGREEMENT:

       On June 12, 2002 the Company announced that it had entered into a definitive agreement to be acquired by a newly formed corporation organized by Cornerstone Equity Investors IV, L.P. (Cornerstone) The agreement provides that the acquirer will pay $6.25 in cash for each outstanding share of the Company's Common Stock and stock options with value. The aggregate value of the transaction, including the amount of debt to be repaid, is expected to be approximately $75,000,000. Consummation of the Cornerstone transaction is contingent on receiving shareholder approval and obtaining the necessary financing. As of August 13, 2002, adequate financing to pay the merger consideration and estimated fees associated with the transaction had not been fully obtained. General Electric Capital Corporation has indicated to Cornerstone that it currently is prepared to fund the senior debt portion of the required transaction amount at a level that may be slightly less than what is currently estimated to be required to close the transaction. Cornerstone currently is engaged in discussions with other possible lenders and has received a proposal letter for a sufficient amount of funding from one of them. Although no assurance can be given that the transaction will close, Cornerstone has indicated that it remains committed to the $6.25 per share merger consideration and is confident that it will obtain adequate financing for the transaction, and the Company hopes to close the transaction at the end of the third quarter or the beginning of the fourth quarter of 2002. Certain management shareholders have agreed to invest in the transaction and to vote in favor of the transaction.

       The transaction, which is structured as a cash merger, was approved by the Company's Board of Directors, acting upon the unanimous recommendation of a Special Committee of the Board comprised of five non-employee directors. In connection with the proposed transaction, the Company has capitalized approximately $276,000 of acquisition related costs incurred on behalf of the acquirer and will be reimbursed by the acquirer. In the event the transaction does not close the Company would be required to expense such costs.

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

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended that are based on the beliefs of Vestcom's management as well as assumptions made by and information currently available to Vestcom's management. Such statements reflect the current views of Vestcom with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Factors that could cause actual results to differ materially from Vestcom's expectations include, but are not limited to, the following: the ability of the Company to execute and manage its growth strategy, the results of the Company's investment spending, the ability to effectively consolidate production facilities and functions as part of the Company's integration program, the ability to realize reduced overhead costs, increased production capacity and operating efficiencies, improved financial results, operational synergies and enhanced services at the newly consolidated facilities, acceptance of Vestcom's products and services, including electronic and Internet related services, in the marketplace, the entry of new competitors in the marketplace, the ability to attract and retain key customers, the ability to positively modify its revenue mix, variations in quarterly results, the sufficiency of the Company's working capital, changes in the general economic environment and in the business communications industry, the availability of suitable acquisition candidates and the assimilation of new acquisitions with existing business. Other factors are described from time to time in Vestcom's public filings with the Securities and Exchange Commission, news releases and other communications. Also, when Vestcom uses the words "believes", "expects", "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects" or similar words or expressions, Vestcom is making forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Vestcom does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

During the second quarter of 2002, the Company, as part of its facility consolidation plan to improve utilization of its facilities, made a decision to vacate its Randolph, NJ facility and relocate production to its West Caldwell, NJ site. In connection therewith, the Company recorded an impairment charge of $2,556,000 for the write-down of fixed assets, primarily leasehold improvements, associated with the Randolph facility. In addition to these charges, the Company also incurred lease exit costs of $275,000, which were recorded in the second quarter of 2002. The Company will also incur additional lease costs to close the facility and severance costs for the termination of employees related to the closing and/or relocation of the operating facility, which the Company expects will occur during the third quarter of 2002.

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

In connection with the adoption of FAS 142, and with the proposed acquisition by Cornerstone Equity Investors IV, L.P., (see Note 6) the Company determined that an impairment loss on the Company's intangible assets was probable and that a reasonable estimate of such loss could be made as of June 30, 2002. Accordingly, the Company has recognized an estimated loss of $32,000,000, net of tax, as a Cumulative Effect of a Change in Accounting Principle. This amount was determined by comparing the estimated fair value of the Company and its book value, after giving consideration to the proposed acquisition of Vestcom by Cornerstone Equity, and will be subject to adjustment in subsequent reporting periods based on the final measurement of the impairment process.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, Vestcom had working capital of approximately $9,195,000 compared to approximately $9,378,000 at December 31, 2001. The decrease was primarily attributable to reductions in accounts receivable and offset by decreases in accrued expenses and accounts payable. Net cash provided by operating activities for the six months ended June 30, 2002, was approximately $7,191,000, which consisted primarily of net loss plus non-cash charges of approximately $32,000,000 from the Cumulative Effect of the Change in Accounting Principle-Write Off of Goodwill, $4,558,000 generated from depreciation charges, and $2,556,000 from the write down of impaired assets from the Randolph facility shutdown, along with the reduction of accounts receivable, partially offset by the reduction of accounts payable and accrued expenses. Net cash used in investing activities for the six months ended June 30, 2002, was approximately $4,088,000, which consisted primarily of purchases of equipment and software. Net cash used in financing activities for the six months ended June 30, 2002, was approximately $3,464,000, primarily from the repayment of long-term debt.

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

Changes in Accounting Principles

See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of the effect of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and two other recently issued accounting standards.

Item 3: - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable - no significant change from Annual Report on Form 10-K.

                           Part II: Other Information


Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  On July 23, 2002 the Company filed an 8-K for the Change in Accountants; on June 18, 2002 the Company filed an 8-K to file its Amended Bylaws; on June 13, 2002 the Company filed an 8-K Announcing the Merger Agreement.

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